Form 10-K
period 2014-12-31
PRA Health Sciences, Inc.
filed 2015-03-03
CIK 1613859

Use these links to rapidly review the document

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-36732

PRA Health Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3640387 (I.R.S. Employer Identification No.)

4130 ParkLake Avenue, Suite 400, Raleigh, NC 27612
(Address of principal executive offices) (Zip Code)

(919) 786-8200
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on December 31, 2014, the last business day of the registrant's most recently completed fiscal year, was approximately $481,378,095. For purposes of this computation, shares of the registrant's common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power have been excluded in that such persons are affiliates.

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	59,825,965 shares outstanding as of February 27, 2015

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2015 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRA HEALTH SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

i

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "should," "targets," "will" and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" in Part I, Item 1A of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Website and Social Media Disclosure

        We use our website (www.prahs.com) and our corporate Twitter account (@PRAHSciences) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

Part I

Item 1.    Business

Overview

        We are one of the world's leading global contract research organizations, or CROs, by revenue, providing outsourced clinical development services to the biotechnology and pharmaceutical industries. We believe we are one of a select group of CROs with the expertise and capability to conduct clinical trials across all major therapeutic areas on a global basis. We have therapeutic expertise in areas that are among the largest in pharmaceutical development, including oncology, central nervous system, inflammation and infectious diseases. We believe we provide our clients with one of the most flexible clinical development service offerings, which includes both traditional, project-based Phase I through Phase IV services as well as embedded and functional outsourcing services. We believe we further differentiate ourselves from our competitors through our investments in medical informatics and clinical technologies designed to enhance efficiencies, improve study predictability and provide better transparency for our clients throughout their clinical development processes.

        We are one of the largest CROs in the world by revenue, focused on executing clinical trials on a global basis. Our global clinical development platform includes more than 75 offices across North America, Europe, Asia, Latin America, South Africa, Australia and the Middle East and approximately 11,000 employees worldwide. Since 2000, we have performed approximately 2,300 clinical trials worldwide, we have worked on more than 100 marketed drugs across several therapeutic areas and conducted the pivotal or supportive trials that led to U.S. Food and Drug Administration, or FDA, or international regulatory approval of more than 45 drugs. We are focused on further expansion into high growth, emerging markets, which is demonstrated by the formation of our 2012 joint venture with WuXi AppTec (Shanghai) Co. Ltd., or WuXi, a CRO managing clinical trials in Asia, and our 2013 acquisition of ClinStar, LLC, or ClinStar, a CRO managing clinical research trials in Eastern Europe.

        We believe we are a leader in the transformation of the CRO engagement model via our flexible clinical development service offerings, which include embedded and functional outsourcing services in addition to traditional, project-based clinical trial services. In September 2013, we completed the acquisition of ReSearch Pharmaceutical Services, or RPS, a global CRO providing clinical development services primarily to large pharmaceutical companies, which provides a highly complementary fit with our historical focus on biotechnology and small- to mid-sized pharmaceutical companies. RPS, now known as our Strategic Solutions offerings, provides Embedded Solutions™ and functional outsourcing services in which our teams are fully integrated within the client's internal clinical development operations and are responsible for managing functions across the entire breadth of the client's drug development pipeline. We believe that our Strategic Solutions offerings represent an innovative alternative to the traditional, project-based approach and allow our clients to maintain greater control over their clinical development processes. Our flexible clinical development service offerings expand our addressable market beyond the traditional outsourced clinical development market to include the clinical development spending that biopharmaceutical companies historically have retained in-house.

        Over the past 30 years, we have developed strong client relationships and have performed services for more than 300 biotechnology and pharmaceutical clients. In the year ended December 31, 2014, we derived 19% of our service revenue from small- to mid-sized pharmaceutical companies, 26% of our service revenue from large biotechnology companies and 13% of our service revenue from emerging biotechnology companies. We believe that we have built a reputation as a strategic partner of choice for biotechnology and small- to mid-sized pharmaceutical companies as a result of our competitively differentiated platform and our long-term track record of serving these companies. We expect to benefit from growth in clinical development investment from these customers given the favorable capital raising environment in recent years. Our acquisition of RPS significantly expanded our relationships with large pharmaceutical companies, which represented 42% of our service revenue for the year ended December 31, 2014 and include all of the top 20 largest pharmaceutical companies. We believe we are well positioned to broaden our relationships and pursue strategic alliances with these large pharmaceutical companies due to our global presence, broad therapeutic expertise and flexible clinical development service offerings.

CRO Industry

        CROs provide drug development services, regulatory and scientific support, and infrastructure and staffing support to provide their clients with the flexibility to supplement their in-house capabilities or to provide a fully outsourced solution. The CRO industry has grown from providing limited clinical trial services in the 1970s to a full service industry characterized by broad relationships with clients and by service offerings that encompass the entire drug development process. Today, CROs provide a comprehensive range of clinical services, including protocol design and management and monitoring of Phase I through Phase IV clinical trials, data management, laboratory testing, medical and safety reviews and statistical analysis. In addition, CROs provide services that generate high quality and timely data in support of applications for regulatory approval of new drugs or reformulations of existing drugs as well as new and existing marketing claims. CROs leverage selected information technologies and procedures to efficiently capture, manage and analyze the large streams of data generated during a clinical trial.

Drug development processes

        Discovering and developing new drugs is an expensive and time-consuming process and is highly regulated and monitored through approval processes that vary by region. Before a new prescription drug reaches commercialization, it must undergo extensive pre-clinical and clinical testing and regulatory review, to verify that the drug is safe and effective.

        A drug is first tested in pre-clinical studies, which can take several years to complete. When a new molecule is synthesized or discovered, it is tested for therapeutic value using various animal and tissue models. If the drug warrants further development, additional studies are completed and an investigational new drug application, or IND, is submitted to the FDA. Once the IND becomes effective, the drug may proceed to the human clinical trial phase which generally consists of the following interrelated phases, which may overlap:

Stages of Clinical Development

Market trends

        Industry Standard Research, or ISR, a market research firm, estimated in its "2014 Market Size Projections" report that the size of the worldwide CRO market was approximately $22 billion in 2013 and will grow at an 8% CAGR to $32 billion over the next five years. This growth will be driven by an increase in the amount of research and development expenditure and levels of clinical development outsourcing by biopharmaceutical companies.

Increased R&D spending

        ISR estimates in the ISR 2014 Market Report that R&D expenditures by biopharmaceutical companies was approximately $240 billion in 2013 and will grow at more than 2% per year over the next five years. Of this amount, approximately $99 billion was spent on development, including $70 billion on Phase I through IV clinical development. Growth drivers of R&D spending among biopharmaceutical companies include the need to replenish lost revenues resulting from the patent expirations of a large number of high-profile drugs in recent years and, a robust capital raising environment among biotechnology companies.

  •
  Patent Expirations—Since 2012 a significant bolus of branded drugs have lost patent protection which represents in aggregate an estimated $84 billion in revenue. This surge of patent expirations has resulted in the need for biopharmaceutical companies to increase their R&D expenditures to eventually fill this revenue void with new drug approvals.

  •
  Biotechnology Capital Raising—According to BioWorld, over $23.8 billion has been raised by biotechnology companies for the year to date period ending on September 18, 2014. We believe these biotechnology companies primarily use the capital to fund clinical trials, and due to the general lack of existing infrastructure, these trials are often contracted to CROs. We expect the favorable capital raising environment will continue to be a source of strong growth for R&D spending.

        The expected increase in R&D expenditures is supported by the recent increase in IND submissions, which will lead to higher clinical development spending as these compounds move through the drug development process. In 2013, the FDA received approximately 7,000 IND submissions, a 17% increase from the approximately 6,000 IND submissions in 2007.

Higher outsourcing penetration

        ISR estimates in the ISR 2014 Market Report that approximately 31% of Phase I through IV of clinical development spend is outsourced to CROs, and the levels of penetration are expected to increase to approximately 43% by 2018. We believe this increase in outsourcing is due to several factors, including the need to maximize R&D productively, the increasing burden of clinical trial complexity, the desire to pursue simultaneous registration in multiple countries, and strong growth in Phase II through Phase IV trials.

  •
  Maximizing Productivity and Reducing Cost—Productivity within the biopharmaceutical industry has declined over the past several years and the cost of developing a new drug, which is now estimated to be $1.2 billion per drug, has significantly increased. The combined impact of declining R&D productivity and increased development costs has translated into significant pressure on margins and short-term earnings for biopharmaceutical companies. We believe that the need for these companies to maximize productivity and lower costs will lead them to increasingly partner with CROs that can improve efficiency, and increase flexibility and speed across their clinical operations.

  •
  Increasing Clinical Trial Complexity—Over the last decade, the burden of clinical trial complexity has been increasingly difficult to manage due to requirements from regulatory authorities worldwide for greater amounts of clinical trial and safety data to support the approval of new drugs, and requirements for adherence to increasingly complex and diverse regulations and guidelines. In an effort to minimize potential risks, these regulatory agencies also typically require a greater amount of post-approval information and monitoring of drugs on the market. To balance the conflicting demands of a growing market with the need to control R&D expenses, biopharmaceutical companies partner with CROs that can provide services designed to generate high quality and timely data in support of regulatory approvals of new drugs or the reformulations of existing drugs as well as support of post-approval regulatory requirements.

  •
  Simultaneous Multi-Country Registration—Given their desire to maximize efficiency and global market penetration to achieve higher potential returns on their R&D expenditures, biopharmaceutical companies are increasingly pursuing simultaneous, rather than sequential, regulatory new drug submissions and approvals in multiple countries. However, most biotechnology and small- to mid-sized pharmaceutical companies do not possess the capability or capacity to simultaneously conduct large-scale clinical trials in more than one country. In addition, establishing and maintaining internal global infrastructure to pursue multiple regulatory approvals in different therapeutic categories and jurisdictions can be costly.

  •
  Growth in Phase II through Phase IV Trials—Biopharmaceutical companies are also devoting an increasing amount of resources to Phase II through IV trials. According to clinicaltrials.gov, there were approximately 7,200 Phase II through IV trials of known status submitted in 2013, an increase of 10% when compared with the approximately 6,500 that were submitted in 2010. Complex late-stage trials, especially those in which sponsors seek to recruit patients with specific conditions on a global basis, are ideally suited for outsourcing to the select group of global CROs with expertise to execute these studies and access to industry leading investigators and trial sites globally. We believe the increase in the quantity and complexity of clinical trials exceeds the capacity and expertise of many biopharmaceutical companies, and is causing them to increasingly seek outsourced solutions.

Our History and Corporate Information

        PRA Health Sciences, Inc. was incorporated in Delaware in June 2013 under the name Pinnacle Holdco Parent, Inc. On December 19, 2013, Pinnacle Holdco Parent, Inc. changed its name to PRA Global Holdings, Inc. and on July 10, 2014, PRA Global Holdings, Inc. changed its name to PRA Health Sciences, Inc. Our wholly-owned subsidiary, PRA Holdings, Inc., or PRA Holdings, was incorporated in Delaware in July 2007 and its predecessors date back to 1982. Our qualified and experienced clinical and scientific staff has been delivering clinical drug development services to our clients for more than 30 years and our service offerings now encompass the spectrum of the clinical drug development process.

        On February 28, 2013, PRA Holdings acquired ClinStar, a CRO and logistics provider organized in the United States with operations in Eastern Europe, for $45.0 million in cash and contingent consideration in the form of a potential earn-out payment of up to $5.0 million.

        On September 23, 2013, affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, acquired PRA Holdings for $1.4 billion pursuant to a plan of merger among Pinnacle Holdco Parent, Inc. (now known as PRA Health Sciences, Inc.), Pinnacle Merger Sub, Inc., or merger sub, and Genstar Capital Partners V, L.P, or Genstar, or the PRA Acquisition. Also on September 23, 2013, we acquired RPS Parent Holding Corp., a global CRO, for $274.3 million, or the RPS Acquisition. We refer to the PRA Acquisition, RPS Acquisition, related debt financing transactions and the extinguishment of PRA's and RPS's existing debt as the KKR Transaction.

        On December 2, 2013, we acquired CRI Holding Company, LLC, or CRI Lifetree, a specialized, early stage CRO, for $77.1 million in cash.

        We are now a subsidiary of KKR PRA Investors L.P., a Delaware limited partnership controlled by KKR, or KKR PRA Investors.

Our Competitive Strengths

Global CRO platform

        We are one of the largest CROs in the world by revenue focused on executing clinical trials on a global basis. Our global clinical development platform includes more than 75 offices across North America, Europe, Asia, Latin America, South Africa, Australia and the Middle East and approximately 11,000 employees worldwide. We are dedicated to the seamless execution of integrated clinical trials on multiple continents concurrently. We believe our global presence and scale are important differentiators as biopharmaceutical companies are increasingly focused on greater patient access for increasingly complex clinical trials and gaining regulatory approval for new products in multiple jurisdictions simultaneously. Our acquisition of ClinStar and our joint venture with WuXi are the most recent examples of our continued dedication to enhancing our global scale.

Broad and flexible service offering

        We believe that we are one of a select group of CROs capable of providing both traditional, project-based CRO services as well as embedded and functional outsourcing services. Our broad and flexible service offering allows us to meet the clinical research needs of a wide range of clients, from small biotechnology companies to large pharmaceutical companies. Through more than 30 years of experience, we have developed significant expertise executing complex drug development projects that span Phase I through Phase IV clinical trials. We offer these traditional, project-based CRO services through our Product Registration Services, where we have gained the reputation as a strategic partner of choice to biotechnology and small- to mid-sized pharmaceutical companies. Our Strategic Solutions offerings primarily cater to the needs of large pharmaceutical companies that seek to maintain greater control over their clinical trial processes.

Therapeutic expertise in large segments of drug development

        Our therapeutic expertise encompasses areas that are among the largest in pharmaceutical development, including oncology, central nervous system, inflammation and infectious diseases. We have participated in more than 950 clinical trials in these key areas since 2005, accounting for a substantial majority of our total clinical trials during this period. We employ drug development experts with extensive experience across numerous therapeutic areas in preparing development plans, establishing study and protocol designs, identifying investigative sites and patients and submitting regulatory filings. Our staff is highly experienced and includes approximately 350 Ph.Ds, 300 medical doctors and 140 doctors of pharmacy worldwide.

Innovative approach to clinical trials using medical informatics

        We are committed to being an industry leader in developing global, scalable and sustainable solutions for our clients. We aim to continuously improve our systems and processes by investing in medical informatics, technology, analytics and IT infrastructure. Our information delivery system enables rapid, web-based delivery of clinical trial data to clients and project teams. We believe our proprietary analysis and application of this data are key differentiators and allow us to identify more productive investigative sites and speed up overall patient enrollment, thereby decreasing drug development timelines. We have invested in and acquired large databases of aggregated patient medical data, which we refer to as medical informatics, to better understand patient distribution and location. Specifically, we have acquired data sources that give us significant amounts of information about patient populations within the United States to enhance enrollment, including medical claims data, hospital master charge data, pharmacy data, laboratory data and payor data. Capitalizing on our investments in medical informatics, we have the capability to identify potential patient populations by location, diagnostic code, treating physician, medications, date diagnosed, last treatment and other relevant metrics. Our medical informatics suite includes physician, hospital and pharmacy databases that cover more than 280 million patient lives and approximately 10 billion patient and pharmacy claims in the United States.

Diversified and attractive client base

        Over the past 30 years, we have performed services for more than 300 biotechnology and pharmaceutical clients. We believe we are one of a select group of global, large scale CROs with a long-term track record serving biotechnology and small- to mid-sized pharmaceutical companies, and we believe that these companies represent an attractive growth opportunity. In the year ended December 31, 2014, we derived 19% of our service revenue from small- to mid-sized pharmaceutical companies, 26% of our service revenue from large biotechnology companies and 13% of our service revenue from emerging biotechnology companies. Going forward, we believe that we will benefit from growth in clinical development investment from these customers that has resulted from the active capital raising environment over the past several years. In addition, our acquisition of RPS significantly expanded our relationships and positioned us to pursue strategic alliances with large pharmaceutical companies, which currently include all of the top 20 largest pharmaceutical companies. Our client relationships are also broad and diversified, and in the year ended December 31, 2014 our top 10 clients represented 61% of service revenue, with our largest client representing 9% of service revenue and our largest single study accounting for approximately 4% of our service revenue.

Innovative management team

        We are led by a dedicated and experienced executive management team that has an average of 20 years of experience across the global clinical research, pharmaceutical and life sciences industries. This team has been responsible for building our global platform, developing our advanced IT-enabled infrastructure and realizing our significant growth in revenue and earnings over the past five years. In addition, this team has been responsible for successfully integrating the RPS, CRI Lifetree and ClinStar acquisitions as well as structuring and successfully executing our WuXi joint venture.

Our Growth Strategy

Leverage our strong market position within the biotechnology and small- to mid-sized pharmaceutical market

        We believe our long-term track record serving biotechnology and small- to mid-sized pharmaceutical companies has resulted in our earning a reputation as a strategic partner of choice for these companies. We believe that biotechnology and small- to mid-sized pharmaceutical companies rely on full service CROs to deliver fast, effective and thorough support throughout the clinical development and regulatory processes, as these companies generally lack a global clinical development infrastructure. We intend to leverage our strong relationships with biotechnology and small- to mid-sized pharmaceutical companies to capture additional business from these companies. In particular we believe the CRO strategic alliances that have become prevalent with large pharmaceutical companies over the past several years will increasingly be utilized by biotechnology and small- to mid-sized pharmaceutical companies. We believe we are well positioned to take advantage of these opportunities given the depth of our relationships and our proven track record serving these customers.

Build deeper and broader relationships with large pharmaceutical companies

        Large pharmaceutical companies have increasingly focused on partnering with multi-national CROs that offer a wide array of global therapeutic and service capabilities. We have invested significantly in our global scale and infrastructure over the past several years to enhance our status as a service provider for these companies. Our acquisition of RPS significantly increased the depth of our relationships with large pharmaceutical companies. We intend to expand our relationships beyond the Embedded Solutions provided through our Strategic Solutions offering to include traditional, project-based clinical trial services.

Expand our leading therapeutic expertise in existing and new areas

        We believe that our therapeutic expertise in all clinical phases of drug development is critical to the proper design and management of clinical trials and we intend to continue to capitalize on our strong market positions in several large therapeutic categories. We have established, and will continue to refine, our scientific and therapeutic business development initiatives, which link our organization to key clinical opinion leaders and medical informatics data to more effectively leverage therapeutic expertise throughout our client engagement. Specifically, we believe that oncology, central nervous system, inflammation and infectious diseases, which together represent the majority of all drug candidates currently in clinical development by biotechnology and pharmaceutical companies, will be significant drivers of our growth. In the area of oncology, we believe that the growth of targeted therapies, companion diagnostics and personalized medicine will continue to drive drug development. With the aging demographics we believe we will see significant growth in the area of dementia and Alzheimer's research and drug development, which is complemented by our specialty and focus in neurology. Additionally, we believe that development of niche therapeutic drugs (orphan drugs) will see considerable growth moving forward and we have a dedicated staff focused on the design and conduct of trials for these drugs.

Continue to realize financial synergies and strategic benefits from recent acquisitions

        We believe we will continue to realize financial synergies and strategic benefits from the acquisitions we have completed over the past two years, resulting in additional revenue growth and margin improvements. We have substantially completed the operational integration of these acquisitions, and are in the process of executing our strategy to eliminate redundancies in corporate and overhead functions and achieve cost efficiencies resulting from the scale of the combined business. We believe that our strategic acquisitions are complementary to our customer base and expect to generate incremental revenue growth by cross-selling our full set of services to our existing and new customers, thereby expanding the scope of our customer relationships and generating additional revenue.

Pursue selective and complementary acquisition strategy

        We are a selectively acquisitive company, focused on growing our core service offerings, therapeutic capabilities and geographic reach into areas of high market growth. We have acquired 16 companies since 1997 and have established programs to help us identify acquisition targets and integrate them successfully. Our acquisition strategy is driven by our comprehensive commitment to serve client needs and we are continuously assessing the market for potential opportunities.

Service Offerings

        We perform a broad array of services across the spectrum of clinical development programs, from the filing of INDs and similar regulatory applications to conducting all phases of clinical trials. Our core service offerings include:

  •
  Product Registration Services, which includes Phase IIb through III product registration trials and Phase IV trials, inclusive of post-marketing commitments and registries;

  •
  Strategic Solutions, which provides Embedded Solutions and functional outsourcing services, in which our teams are fully integrated within the client's internal clinical development operations and responsible for managing functions across the entire breadth of the client's drug development pipeline; and

  •
  Early Development Services, which includes Phase I through Phase IIa clinical trials and bioanalytical laboratory services.

        We provide many back office services to clients as well, including processing the payments to investigators and volunteers. We also collaborate with third-party vendors for services such as imaging, central lab and patient recruitment services.

Product Registration Services

        Product Registration Services encompasses the design, management and implementation of study protocols for Phase II through Phase III clinical trials, which are the critical building blocks of product development programs, as well as Phase IV, or post-approval, clinical trials. We have extensive resources and expertise to design and conduct studies on a global basis, develop integrated global product databases, collect and analyze trial data and prepare and submit regulatory submissions in the

United States, Europe and other jurisdictions. A typical full-scale program or project may involve the following components:

  •
  clinical program development, review and consultation and lifecycle management planning;

  •
  design of the clinical protocol and electronic case report forms, or CRFs;

  •
  feasibility studies for investigator interest and patient access and availability;

  •
  patient recruitment and retention services;

  •
  project management;

  •
  investigator and site analysis for selection and qualification;

  •
  investigator handbook and meetings;

  •
  investigational site support and clinical monitoring;

  •
  data management;

  •
  patient medical and safety management;

  •
  analysis and reporting;

  •
  medical and scientific publications; and

  •
  preparation of regulatory filings.

        As described below, we offer a suite of product registration services to our clients to address the several components involved in conducting a full-scale program or project.

        Clinical Trial Management—Our clinical trial management services, used by biotechnology and pharmaceutical clients, may be performed exclusively by us or in collaboration with the client's internal staff or other CROs. With our broad clinical trial management capabilities, we conduct single site studies, multi-site U.S. and international studies and global studies on multiple continents. Through our electronic trial master file, we can create, collect, store, edit and retrieve any electronic document in any of our office locations worldwide, enabling our global project teams to work together efficiently regardless of where they are physically located and allowing seamless transfer of work to a more efficient locale.

        Project Management—Our project management group manages the development process, setting specific targets and utilizing various metrics to ensure that a project moves forward in the right trajectory, resources are used optimally and client satisfaction is met. This group also oversees the implementation of a work breakdown structure, communication plan, and a risk and contingency program for each study. We believe that the management structure of our service delivery model sets us apart in the industry. Each individual project is assigned a director of project delivery and key strategic accounts are also assigned a general partner. As a member of the senior management team, the general partner works with the director of project delivery, the project management group and client representatives to ensure the highest level of client satisfaction. With more than 250 project directors and project managers, we match our project management personnel to projects based on experience and study specific parameters.

        Regulatory Affairs—Our team of global regulatory professionals has extensive experience working with biotechnology and pharmaceutical companies and regulatory authorities worldwide. Our regulatory affairs group is comprised of an internal network of local regulatory experts who are native speakers in countries across North America, Latin America, Western and Eastern Europe, Africa and Asia Pacific. Regulatory team members and local regulatory experts act as clients' representatives for submissions and direct communications with regulatory authorities in all regions. The group's regulatory expertise enables rapid study start-up and facilitates competitive product development plans and effective submission strategies.

        Therapeutic Expertise—Our therapeutic expertise group provides scientific and medical expertise and patient access and retention services worldwide across a broad range of therapeutic areas. Our broad experience throughout various therapeutic areas allows us to offer a more complete global service offering to our clients. Our diverse therapeutic expertise group leverages best-in-class data assets to assist our clients with the design and implementation of entire clinical development programs and our current and potential clients increasingly seek partners who can provide these capabilities. We provide clients with therapeutic expertise in the design and implementation of high-quality product development programs and help them achieve key development milestones in a cost and time effective manner. Our therapeutic expertise is used by both emerging biotechnology companies that lack clinical development infrastructure and pharmaceutical companies that have limited internal medical resources or are exploring new therapeutic areas.

        Clinical Operations—Our clinical operations group provides clients with a full set of study site management and monitoring services in nearly 80 countries worldwide, through our highly experienced team of clinical research associates and specialists. This experience includes knowledge of local regulations, medical practices, safety and individual therapeutic areas. We provide our clients with fully trained and locally based clinical teams led by experienced clinical team managers that initiate site start-up, monitor activities and review data. Based in the Americas, Europe, Asia Pacific and Africa, these teams work from a strategic foundation that combines reliance on proven, consistent processes with the flexibility to adapt innovative ideas and technologies. Given our expertise executing clinical trials around the world we are positioned to meet our clients' diverse needs and expectations. Our study start-up services group, a unit within clinical operations, manages the key components of rapid site activation and investigational site set-up for clinical trials by utilizing our global and region specific expertise.

        Data and Programming Services—Our global data and programming services group offers an innovative suite of technologies that gather and organize clinical trial data. We employ industry leading electronic data capture technologies and innovative delivery systems to produce high quality and standardized data and reports. We focus on evaluating a client's needs, presenting optimal solutions for each trial and implementing the chosen solution effectively during project execution. To support these goals, we have built a group of technological experts in drug research that has a strong foundation in data management fundamentals and core programming abilities.

        Safety and Risk Management—Our dedicated safety and risk management group helps clients design, implement and operationalize the proper safety procedures from development through to post-marketing, allowing for clear assessment and the communication of patient safety profiles. We have centralized drug safety centers in Mannheim, Germany; Swansea, United Kingdom; Charlottesville, Virginia, United States (with a satellite center in Lenexa, Kansas); Sao Paulo, Brazil; and Singapore. Centers are staffed with experienced drug safety associates. These associates are responsible for integrating an effective risk minimization strategy for a drug product and generating useable information through ongoing risk evaluation. Our safety and risk management team provides risk mitigation strategies for our clients at all stages of the drug development cycle along with core signal detection capabilities.

        Biostatistics and Medical Writing—Our global biostatistics and medical writing operations integrate our biostatistics, medical writing, pharmacokinetics and regulatory publishing groups. With a staff of industry experienced and therapeutically trained biostatisticians and medical writers, we offer clients expertise in statistical analysis, data pooling and regulatory reporting. This global team provides specialist consulting expertise and support to clients from the first stage of protocol design through post-marketing surveillance and Phase IV studies. For publishing, we use a specialized electronic system that enables us to seamlessly assemble, manage and publish complex documents in compliance with applicable regulatory guidelines.

        Quality Assurance Services—Our global quality assurance group is staffed by a team of experienced professionals in the Americas, Europe and Asia Pacific. Our quality assurance department is entirely separate from and independent of the personnel engaged in the direction and conduct of clinical trials. The objective of the quality assurance group is the global promotion of ongoing quality awareness and continuous improvement of our processes. This group serves these efforts by performing audits on the processes and systems used in the management of clinical trials to ensure compliance with study protocol and applicable regulatory requirements. This group has performed audits for a wide range of medical indications and in all phases of clinical trials across the globe.

        Late Phase Services—Our global late phase services group supports global and regional post-approval trials with management locations centralized in Pennsylvania, Germany and Singapore. Our experienced late-phase services team assists clients with the post-marketing process by helping identify trends and signals in large populations as well as planning and conducting safety surveillance studies, large-sample trials, registries, restricted access programs, risk management programs, diagnostic trials and biomarker research. The team consists of industry leading strategic experts, operational specialists and epidemiologists who work with clients to identify post-marketing research objectives and goals and translate them into comprehensive study designs.

Strategic Solutions

        Our Strategic Solutions offerings enable biotechnology and pharmaceutical companies to execute their internally-managed development portfolio with greater flexibility and to leverage their existing infrastructure to minimize redundancy. These offerings provide a broad spectrum of solutions that allow for the efficient management and execution of critical clinical development functions for pharmaceutical clients. These services are embedded or integrated within the client's internal clinical development operations to support the entire breadth of the client's drug development pipeline. By embedding our employees within our clients' infrastructure, we create a strategic and interdependent relationship that allows us to anticipate our clients' clinical trial demands and efficiently deploy our skilled clinical professionals to meet our clients' needs. Clinical functions supported by this service offering include study start-up activities, site monitoring, study management, data management, biostatistics, regulatory and product safety. We focus our solutions primarily on our clients' Phase II through Phase IV development programs. While traditional, project-based CRO offerings target the outsourced component of biopharmaceutical industry spending, our Strategic Solutions offerings address the total Phase II through IV development market. We pioneered the embedded services model described below, and have extensive experience helping customers re-align their operating model to more efficiently manage their development portfolio with greater flexibility and control.

        Our Strategic Solutions offerings include:

        Embedded Solutions—We believe we are the only company in the industry to offer a strategically scalable, fully-embedded clinical development solution. Our Embedded Solutions model is designed to merge clinical operations expertise, management, infrastructure and support to create a flexible and integrated operating model. The goal of our Embedded Solutions model is to enable our client's internally-managed development processes to be executed with greater flexibility. These solutions can be further enhanced by leveraging our systems and technology as required. In our Embedded Solutions model, we typically work with our partners to assist in redesigning existing systems and processes to drive greater efficiency, speed and quality and to implement innovative approaches and enhanced technology. We employ a strong joint governance structure and robust metrics to measure and ensure strong quality, cycle time, productivity and service-level performance.

        Functional Services Provider Solutions—Our functional services provider offering provides dedicated capacity management within a single operating platform and within one function or across multiple functions and geographies. While the customer provides direction and functional management, we provide resources and line management, training and support. We also utilize business level metrics to help ensure that staff are deployed with the relevant experience and are producing consistent, repeatable results.

        Staff Augmentation Solutions—Our staff augmentation solutions offering provides customers with the ability to address their dynamic staffing needs by supplying access to resources qualified to meet their clinical development needs. This allows clients to maintain flexibility while also reducing fixed costs. In order to rapidly attract and recruit qualified employees for these situations, we have assembled what we believe is the largest team in the industry focused on personnel recruitment. These individual professionals are hired as our employees and managed by our teams, eliminating co-employment related issues. The customer has the ability to define the resources required according to the therapeutic- and disease-specific experience required. These resources can be on site at the customer's facility, at our offices, or regionally based.

        Custom-Built Development Solutions—Our custom-built development solutions are designed to offer people, process, systems and development expertise that enable the efficient internal development of a company's product portfolio with greater control and flexibility, accelerated development timelines and substantially reduced costs. With the client's core leadership in control, we help to build the development team our clients need, while enabling them to maintain the flexibility to be nimble during the development lifecycle.

        Commercialization Services—Through our commercialization services offering, we assist our clients in addressing the challenge of commercializing products. We do this by deploying professionals who are knowledgeable in launch preparation and product lifecycle management. We assist customers in managing the product lifecycle by working with them to create concise messaging, engage thought leadership and health care providers, generate consumer enthusiasm for the product, and prepare for post-marketing commitments. Our commercialization services offering utilizes our flexible service model and, as such, can be delivered as an Embedded Solution, through our functional service provider model, or through staff augmentation.

Early Development Services

        Our Early Development Services business unit, or EDS, offers a full range of services for Phase I and Phase IIa studies as well as bioanalytical analysis. We have conducted studies for major pharmaceutical companies in Europe, the United States and Japan, as well as for many smaller and emerging biotechnology companies. We have also built direct relationships with a large base of available subjects, including healthy volunteers and patient populations with specific medical conditions.

        Our December 2013 acquisition of CRI Lifetree significantly expanded our Phase I to Phase II services. CRI Lifetree is a specialized CRO focused on the conduct and design of early stage patient population studies, and is therapeutically focused in human abuse liability, or HAL, addiction, pain, psychiatric, neurological, pediatric and infectious disease services. CRI Lifetree is one of the largest providers of patient population for Phase I and confined Phase II to Phase III services in the United States, and is one of only a few CROs in the world which has the ability to design and conduct HAL studies, a regulatory-required study for central nervous system compounds. We believe this acquisition enables us to provide our clients with a full range of Phase I to Phase II clinical research services in specialized patient populations for both inpatient and outpatient settings.

        EDS also supports a variety of additional services, ranging from protocol development to data management and pharmacy services, including manufacturing of investigational medicinal products. Our state-of-the-art laboratories provide pharmacokinetics, the branch of pharmacology concerned with the movement of drugs within the body, and pharmacodynamics, the branch of pharmacology concerned with the effects of drugs and the mechanism of their action analyses, including biomarkers, as needed.

Our safety laboratory supports our own clinics and also acts as a central lab for medium sized Phase II trials. We also provide clinical study reports, statistical analysis, medical writing and regulatory support.

        We focus on high-end Phase I studies and specialize in more complex types of studies in which safety, intelligent design, and a wide range of pharmacodynamics assessments are critical factors. We believe our Phase I team is a leader in new developments such as microdosing studies, pain models, HAL studies and multi-purpose protocols with adaptive designs. We have developed extensive methodologies enabling us to conduct studies with pharmacokinetics and/or pharmacodynamics objectives.

        We have more than 1,000 early development specialists working in eight clinical pharmacology units located across seven different countries, including the United States, the Netherlands and countries in Central and Eastern Europe. We are equipped with the technologies and infrastructure for high-quality, efficient studies on a wide range of drugs and indications. Over the past five years we have conducted more than 600 high-level, complex early development clinical trials and more than 1,500 bioanalytical studies.

        Phase I through IIa Studies—For in-house Phase I studies, we offer approximately 500 beds worldwide and accommodate volunteers in our state-of-the-art clinical pharmacology units, some of which are hospital based. At these centers, volunteers are under constant medical supervision by a team of highly experienced medical professionals. We have an active pool of more than 60,000 study participants (both healthy volunteers and various specific patient populations).

        In addition to in-house studies, we use an innovative "unit-on-demand" business model that brings a Phase I center to patients. This model establishes a Phase I study environment in central medical facilities that specialize in the treatment of the target patient population. Physicians can recruit high volumes of patients using extensive networks of referring specialists and general practitioners. The studies occur in single center and multi-national settings. We have also built an extensive patient network and database in areas including depression, schizophrenia, diabetes and hepatitis C. In addition to conducting Phase I and IIa studies in subjects, these sites act as investigative sites in Phase IIb and III trials.

        We also offer full pharmacy capabilities and we operate a manufacturing site that complies with applicable current Good Manufacturing Practice regulations and is designed for fast and flexible manufacturing of small batches of investigational medicinal product for studies. In addition, dedicated data management professionals who can process clinical data into specific deliverables are integrated in each clinical pharmacology unit.

        Since a large proportion of drug compounds do not succeed in Phase I, we utilize IND trials that include "microdose" or "low-dose" studies to screen multiple candidates at an early stage and minimize the number of failing clinical product candidates. We have been closely involved in the field of microdose studies over the past ten years and have conducted more than 35 microdose studies.

        Bioanalytical Laboratory—We offer clients two state-of-the-art bioanalytical laboratories located in Assen, the Netherlands, and Lenexa, Kansas, United States. These bioanalytical laboratories have been harmonized with respect to standard operating procedures, work instructions and equipment. This provides a high level of consistency, continuity and efficiency. It also provides our clients with the ability to run studies in either laboratory, depending on the requirements of the study, and ensures that they will receive the same high level of service. Both bioanalytical laboratories are located within close proximity to their respective Phase I clinical pharmacology unit, ensuring rapid sample processing for critical dose escalation decision making involving pharmacokinetic assays. Both facilities include laboratories for mass spectrometry and ultra- performance liquid chromatography, typically applied to small molecule analysis. For large molecules, such as biologicals and biomarkers, our laboratories operate a wide variety of specialized assays, including ligand binding assays with a variety of detection methodologies and immunogenicity. In our fully licensed isotope laboratory, bioanalytical support is provided for mass balance and microdosing studies. The laboratories, combined with expert and highly educated staff, provide a full range of analytical services throughout the development process.

Clients and Suppliers

        We serve a wide range of client types, including biotechnology and pharmaceutical companies. We have developed numerous strategic relationships in the last five years. In the year ended December 31, 2014, we derived 42% of our service revenue from large pharmaceutical companies, 19% of our service revenue from small- to mid-sized pharmaceutical companies, 26% of our service revenue from large biotechnology companies and 13% of our service revenue from emerging biotechnology companies. In 2014 and 2013, our top five clients represented approximately 38% and 30% of service revenue, respectively; this revenue was derived from a combination of fixed-fee contracts, fee-for-service contracts and time and materials contracts. No client or individual project accounted for 10% or more of service revenue for the years ended December 31, 2014 and 2013.

        We utilize a number of suppliers in our business, including central laboratory services, drug storage and shipping, foreign language translation services and information technology. In 2014, our largest individual supplier was paid $28.9 million. In addition, our top 10 suppliers together received payments during 2014 of approximately $81.3 million. We believe that we will continue to be able to meet our current and future supply needs.

Sales and Marketing

        We have a proven sales team with the ability to build relationships with new clients and to grow within existing clients. Critical to our sales process is the involvement of our operations and global scientific and medical affairs teams who contribute their knowledge to project implementation strategies presented in client proposals. These teams also work closely with the sales team to build long-term relationships with biotechnology and pharmaceutical companies. Our therapeutic expertise team supports the sales effort by developing robust service offerings in its core therapeutic areas, which link our organization to key clinical opinion leaders, global investigator networks and best-in-class vendors. We rely heavily on our past project performance, qualified teams, medical informatics data and therapeutic expertise in winning new business.

        Our approach to proposal development, led by seasoned proposal developers in conjunction with insight from our drug development experts, allows us to submit proposals that address client requirements in a creative and tailored manner. Proposal teams conduct research on competing drugs and conduct feasibility studies among potential investigators to assess their interest and patient availability for proposals and presentations. Our proprietary, automated estimation system allows for rapid and accurate creation of project budgets, which forms the initial basis for business management of budgets subsequent to award of the study.

Competition

        We compete primarily with other full-service CROs and in-house research and development departments of pharmaceutical and established biotech companies. Our principal traditional CRO competitors are Covance Inc., ICON plc, INC Research, Inc., PAREXEL International Corporation, Pharmaceutical Product Development LLC, Quintiles Transnational Corp., and inVentiv Health Inc.

        CROs compete on the basis of a number of factors, including reliability, past performance, expertise and experience in specific therapeutic areas, scope of service offerings, strengths in various geographic markets, technological capabilities, ability to manage large scale global clinical trials, and price.

        The CRO industry remains fragmented, with several hundred smaller, limited service providers and a small number of full-service companies with global capabilities. We believe there are significant barriers to becoming a global provider offering a broad range of services and products. These barriers include:

  •
  the cost and experience necessary to develop broad therapeutic expertise;

  •
  the ability to manage large, complex international clinical programs;

  •
  the ability to deliver high-quality services consistently for large drug development projects;

  •
  the experience to prepare regulatory submissions on a global basis; and

  •
  the infrastructure and knowledge to respond to the global needs of clients.

Backlog

        Our studies and projects are performed over varying durations, ranging from several months to several years. Backlog represents anticipated service revenue from contracted new business awards that either have not started or are in process but have not been completed. Cancelled contracts and scope reductions are removed from backlog as they occur. Our backlog at December 31, 2014, 2013 and 2012 was approximately $2.1 billion, $1.9 billion and $1.4 billion, respectively. Cancellations totaled $251.7 million, $223.3 million and $294.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        We believe our backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in our backlog may be completed in 2014, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease the amount of backlog. Third, studies may be terminated or delayed at any time by the client or regulatory authorities. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study is made.

        We had $1,493.7 million, $774.4 million, and $653.5 million in net new business awards in the years ended December 31, 2014, 2013, and 2012, respectively. Net new business represents new business awards less cancellations for the period.

        For more details regarding risks related to our backlog, see "Risk Factors—Our backlog may not convert to service revenue at the historical conversion rate."

Intellectual Property

        We do not own any patent registrations, applications, or licenses. We do maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold various federal trademark registrations and pending applications, including PRA Health Sciences® (including a design) PRA® (including a design) and PRA International®.

Government Regulation

        In the United States, the FDA governs the conduct of clinical trials of drug products in human subjects, the form and content of regulatory applications, including, but not limited to, IND applications for human clinical testing and the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. In the European Union, similar laws and regulations apply which may vary slightly from one member state to another and are enforced by the European Medicines Agency or respective national member states' authorities, depending on the case.

        Governmental regulation directly affects our business. Increased regulation leads to more complex clinical trials and an increase in potential business for us. Conversely, a relaxation in the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceutical and biological products, could decrease the business opportunities available to us.

        We must perform our clinical drug and biologic services in compliance with applicable laws, rules and regulations, including "Good Clinical Practices," or GCP, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the clinical product candidate must file an IND with the FDA, which contains, among other things, the results of preclinical tests, manufacturer information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted in accordance with an effective IND. In addition, under GCP, each human clinical trial we conduct is subject to the oversight of an independent institutional review board, or IRB, which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial for which the IRB has responsibility. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk. In the European Union, we must perform our clinical drug services in compliance with essentially similar laws and regulations.

        In order to comply with GCP and other regulations, we must, among other things:

  •
  comply with specific requirements governing the selection of qualified investigators;

  •
  obtain specific written commitments from the investigators;

  •
  obtain IRB review and approval of the clinical trial;

  •
  verify that appropriate patient informed consent is obtained before the patient participates in a clinical trial;

  •
  ensure adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;

  •
  monitor the validity and accuracy of data;

  •
  verify drug or biologic accountability;

  •
  instruct investigators and study staff to maintain records and reports; and

  •
  permit appropriate governmental authorities access to data for review.

        We must also maintain reports in compliance with applicable regulatory requirements for each study for auditing by the client and the FDA or similar regulatory authorities.

        A failure to comply with applicable regulations relating to the conduct of clinical trials or the preparation of marketing applications could lead to a variety of sanctions. For example, violations of GCP could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical study, refusal of the FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications.

        We monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and the non-U.S. jurisdictions in which we operate. We have adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the United States, our procedures were developed to ensure compliance with GCP and associated guidelines. Within Europe, all work is carried out in accordance with the European Community Note for Guidance (CPMP/ICH/135/95). In order to facilitate global clinical trials, we have implemented common standard operating procedures across our regions to assure consistency whenever feasible.

        The Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, and the Security Rule, issued under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act of 2009, collectively HIPAA, as well as applicable state privacy and security laws and regulations restrict the use and disclosure of certain protected health information, or PHI, and establishes national standards to protect individuals' electronic PHI that is created, received, used or maintained by certain entities. Under the Privacy Rule, "covered entities" may not use or disclose PHI without the authorization of the individual who is the subject of the PHI, unless such use or disclosure is specifically permitted by the Privacy Rule or required by law.

        We are not a covered entity under HIPAA. However, in connection with our clinical development activities, we do receive PHI from covered entities subject to HIPAA. In order for those covered entities to disclose PHI to us, the covered entity must obtain an authorization from the research subject that meets the Privacy Rule requirements, or make such disclosure pursuant to an exception to the Privacy Rule's authorization requirement. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA "covered entity" and because we obtain identifiable health information from third parties that are subject to such regulations. Because of recent amendments to the HIPAA data security and privacy rules that were promulgated on January 25, 2013, some of which went into effect on March 26, 2013, there are some instances where we may be a HIPAA "business associate" of a "covered entity," meaning that we may be directly liable for any breaches in protected health information and other HIPAA violations. As part of our research activities, we require covered entities that perform research activities on our behalf to comply with HIPAA, including the Privacy Rule's authorization requirement, and applicable state privacy and security laws and regulations.

        In Europe, EC Directive 95/46, or the Directive, is intended to protect the personal data of individuals by, among other things, imposing restrictions on the manner in which personal data can be collected, transferred, processed, and disclosed and the purposes for which personal data can be used. National laws and regulations implementing the Directive or dealing with personal data include provisions which, in certain EU Member States, are more stringent than the Directive's mandates and/or cover areas that do not fall within the scope of the Directive. While we strive to comply with all privacy laws potentially applicable to our operations in Europe, we cannot guarantee that our business complies with all of these laws, which vary in scope and complexity in the multiple jurisdictions in which we operate.

        We maintain a registration with the Drug Enforcement Administration, or DEA, that enables us to use controlled substances in connection with our research services. Controlled substances are those drugs and drug products that appear on one of five schedules promulgated and administered by DEA under the Controlled Substances Act. This act governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances. Our DEA registration authorizes us to receive, conduct testing on, and distribute controlled substances in Schedules II through V. A failure to comply with the DEA's regulations governing these activities could lead to a variety of sanctions, including the revocation or the denial of a renewal of our DEA registration, injunctions, or civil or criminal penalties.

Environmental Regulation and Liability

        We are subject to various laws and regulations relating to the protection of the environment and human health and safety in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generation, and disposal of hazardous materials and medical wastes. We may, in the future, incur liability under environmental statutes and regulations for contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites), the off-site disposal of hazardous substances and for personal injuries or property damage arising from exposure to hazardous materials from our operations. We believe that we have been and are in substantial compliance with all applicable environmental laws and regulations and that we currently have no liabilities under such environmental requirements that could reasonably be expected to materially harm our business, results of operations or financial condition.

Liability and Insurance

        We may be liable to our clients for any failure to conduct their studies properly according to the agreed-upon protocol and contract. If we fail to conduct a study properly in accordance with the agreed-upon procedures, we may have to repeat a study or a particular portion of the services at our expense, reimburse the client for the cost of the services and/or pay additional damages.

        At our Phase I clinics, we study the effects of drugs on healthy volunteers. In addition, in our clinical business we, on behalf of our clients, contract with physicians who render professional services, including the administration of the substance being tested, to participants in clinical trials, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial. As a result, we could be held liable for bodily injury, death, pain and suffering, loss of consortium, or other personal injury claims and medical expenses arising from a clinical trial. In addition, we sometimes engage the services of vendors necessary for the conduct of a clinical trial, such as laboratories or medical diagnostic specialists. Because these vendors are engaged as subcontractors, we are responsible for their performance and may be held liable for damages if the subcontractors fail to perform in the manner specified in their contract.

        To reduce our potential liability, and as a requirement of the GCP regulations, informed consent is required from each volunteer and patient. In addition, our clients provide us with contractual indemnification for all of our service related contracts. These indemnities generally do not, however, protect us against certain of our own actions such as those involving negligence or misconduct. Our business, financial condition and operating results could be harmed if we were required to pay damages or incur defense costs in connection with a claim that is not indemnified, that is outside the scope of an indemnity or where the indemnity, although applicable, is not honored in accordance with its terms.

        We maintain errors, omissions, and professional liability insurance in amounts we believe to be appropriate. This insurance provides coverage for vicarious liability due to negligence of the investigators who contract with us, as well as claims by our clients that a clinical trial was compromised due to an error or omission by us. If our insurance coverage is not adequate, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition, and operating results could be materially harmed.

Employees

        As of December 31, 2014, we had approximately 11,000 employees, of which approximately 47% were in the United States, approximately 32% were in Europe, approximately 3% were in Canada, and approximately 18% were in Africa, Latin America, and Asia Pacific. Some of our employees located outside of the United States are represented by workers council or labor unions. We believe that our employee relations are satisfactory. Approximately 40% of employees hold a Master's level degree or higher. We have approximately 850 employees that hold a Ph.D, M.D. or other doctorate level degrees.

Available Information

        We are subject to the informational requirements of the Exchange Act and, in accordance therewith, file reports, including annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to the SEC. Our website address is http://www.prahs.com, and our investor relations website is located at investor.prahs.com. Information on our website is not incorporated by reference herein. Our SEC filings are also available for reading and copying at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

        You should consider carefully the risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects, which could in turn materially affect the price of our common stock.

The potential loss, delay or non-renewal of our contracts, or the non-payment by our clients for services that we have performed, could adversely affect our results.

        We routinely experience termination, cancellation and non-renewals of contracts by our clients in the ordinary course of business, and the number of cancellations can vary significantly from year to year.

        Most of our clients for traditional, project-based clinical trial services can terminate our contracts without cause upon 30 to 60 days' notice. For example, our cancellation percentage for traditional, project-based Phase I through IV trials was 21% and 22% for the years ended December 31, 2014 and 2013, respectively. Our traditional, project-based clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

  •
  decisions to forego or terminate a particular clinical trial;

  •
  lack of available financing, budgetary limits or changing priorities;

  •
  actions by regulatory authorities;

  •
  production problems resulting in shortages of the drug being tested;

  •
  failure of the drug being tested to satisfy safety requirements or efficacy criteria;

  •
  unexpected or undesired clinical results;

  •
  insufficient patient enrollment in a trial;

  •
  insufficient investigator recruitment;

  •
  decisions to downsize product development portfolios;

  •
  dissatisfaction with our performance, including the quality of data provided and our ability to meet agreed upon schedules;

  •
  shift of business to another CRO or internal resources;

  •
  product withdrawal following market launch; or

  •
  shut down of our clients' manufacturing facilities.

        In addition, our clients for our Strategic Solutions offerings may elect not to renew our contracts for a variety of reasons beyond our control, including in the event that we are unable to provide staff sufficient in number or experience as required for a project.

        In the event of termination, our contracts often provide for fees for winding down the study, but these fees may not be sufficient for us to maintain our profit margins, and termination or non-renewal may result in lower resource utilization rates, including with respect to personnel who we are not able to place on another client engagement.

        Clinical trials can be costly and a material portion of our revenue is derived from emerging biotechnology and small to mid-sized pharmaceutical companies, which may have limited access to capital. In addition, we provide services to such companies before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a client, and the client subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the client's ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.

        Because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results. In addition, we may not realize the full benefits of our backlog of contractually committed services if our clients cancel, delay or reduce their commitments under our contracts with them. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our service revenue and profitability. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by clients as a result of poor performance, but any such termination may also affect our ability to obtain future contracts from the client involved and others. We believe the risk of loss or delay of multiple contracts is even greater in those cases where we are party to broader partnering arrangements with global biopharmaceutical companies.

We bear financial risk if we underprice our fixed-fee contracts or overrun cost estimates, and our financial results can also be adversely affected by failure to receive approval for change orders or delays in documenting change orders.

        Most of our traditional, project-based Phase I through IV contracts are fixed-fee contracts. We bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. In addition, contracts with our clients are subject to change orders, which we commonly experience and which occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the client. Modifications can occur, for example, when there is a change in a key trial assumption or parameter, a significant change in timing or a change in staffing needs. Furthermore, if we are not successful in converting out-of-scope work into change orders under our current contracts, we bear the cost of the additional work. Such underpricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our backlog may not convert to service revenue at the historical conversion rate.

        Backlog represents anticipated service revenue from contracted new business awards for traditional, project- based clinical trial services that either have not started or are in process but have not been completed and was $2.1 billion, $1.9 billion, and $1.4 billion at December 31, 2014, 2013, and 2012, respectively. Our revenue conversion rate is based on a financial and operational analysis performed by our project management teams and represents the level of effort expected to be expended at a specific point in time. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a client cancels a contract, we generally would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to terminating the canceled project. Generally, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few months to many years. Our backlog may not be indicative of our future results, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect the realization of our revenue from backlog, including:

  •
  the size, complexity and duration of the projects;

  •
  the cancellation or delay of projects; and

  •
  change in the scope of work during the course of a project.

        Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods.

        As we increasingly compete for and enter into large contracts that are more global in nature, there can be no assurance about the rate at which our backlog will convert into revenue. A decrease in this conversion rate would mean that the rate of revenue recognized on contracts may be slower than what we have experienced in the past, which could impact our service revenue and results of operations on a quarterly and annual basis. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, delayed projects will remain in backlog and will not generate revenue at the rate originally expected. Thus, the relationship of backlog to realized revenues is indirect and may vary over time.

Our operating margins and profitability will be adversely affected if we are unable to either achieve efficiencies in our operating expenses or grow revenues at a rate faster than expenses.

        We operate in a highly competitive environment and experience competitive pricing pressure. To achieve our operating margins over the last three years, we have implemented initiatives to control the rate of growth of our operating expenses. We will continue to utilize these initiatives in the future with a view to offsetting these pricing pressures; however, we cannot be certain that we will be able to achieve the efficiency gains necessary to maintain or grow our operating margins or that the magnitude of our growth in service revenue will be faster than the growth in our operating costs. If we are unable to grow our service revenue at a faster rate than our operating costs, our operating margins will be adversely affected. Our initiatives and any future cost initiatives may also adversely affect us, as they may decrease employee morale or make it more difficult for us to meet operational requirements.

If we are unable to attract suitable investigators and patients for our clinical trials, our clinical development business may suffer.

        The recruitment of investigators and patients for clinical trials is essential to our business. Patients typically include people from the communities in which the clinical trials are conducted. Our clinical development business could be adversely affected if we are unable to attract suitable and willing investigators or patients for clinical trials on a consistent basis. For example, if we are unable to engage investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we may need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us. These considerations might result in our being unable to successfully achieve our projected development timelines, or potentially even lead us to consider the termination of ongoing clinical trials or development of a product.

Our embedded and functional outsourcing solutions could subject us to significant employment liability.

        With our embedded and functional outsourcing services, we place employees at the physical workplaces of our clients. The risks of this activity include claims of errors and omissions, misuse or misappropriation of client proprietary information, theft of client property and torts or other claims under employment liability, co-employment liability or joint employment liability. We have policies and guidelines in place to reduce our exposure to such risks, but if we fail to follow these policies and guidelines we may suffer reputational damage, loss of client relationships and business, and monetary damages.

If we lose the services of key personnel or are unable to recruit experienced personnel, our business could be adversely affected.

        Our success substantially depends on the collective performance, contributions and expertise of our senior management team and other key personnel including qualified management, professional, scientific and technical operating staff and qualified sales representatives for our contract sales services. There is significant competition for qualified personnel in the biopharmaceutical services industry, particularly those with higher educational degrees, such as a medical degree, a Ph.D or an equivalent degree. The departure of any key executive, the payment of increased compensation to attract and retain qualified personnel, or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, may impact our ability to grow our business and compete effectively in our industry and may negatively affect our ability to meet financial and operational goals.

Our effective income tax rate may fluctuate, which may adversely affect our operations, earnings and earnings per share.

        Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. The global nature of our business increases our tax risks. In addition, as a result of increased funding needs by governments resulting from fiscal stimulus measures, revenue authorities in many of the jurisdictions in which we operate are known to have become more active in their tax collection activities. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. The application of tax laws in various taxing jurisdictions, including the United States, is subject to interpretation, and tax authorities in various jurisdictions may have diverging and sometimes conflicting interpretations of the application of tax laws.

Changes in tax laws or tax rulings, such as tax reform proposals currently under consideration in the United States or other tax jurisdictions in which we operate, could materially impact our effective tax rate.

        Factors that may affect our effective income tax rate include, but are not limited to:

  •
  the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;

  •
  actual and projected full year pre-tax income, including differences between actual and anticipated income before taxes in various jurisdictions;

  •
  changes in tax laws, or in the interpretation or application of tax laws, in various taxing jurisdictions;

  •
  audits or other challenges by taxing authorities; and

  •
  the establishment of valuation allowances against a portion or all of certain deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized.

        These changes may cause fluctuations in our effective income tax rate that could adversely affect our results of operations and cause fluctuations in our earnings and earnings per share.

Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide our services to our clients, and failures of these systems may materially limit our operations.

        Due to the global nature of our business and our reliance on information systems to provide our services, we intend to increase our use of web-enabled and other integrated information systems in delivering our services. We also provide access to similar information systems to certain of our clients in connection with the services we provide them. As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:

  •
  disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;

  •
  security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and

  •
  excessive costs, excessive delays or other deficiencies in systems development and deployment.

        The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, information system security breaches and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. Corruption or loss of data may result in the need to repeat a trial at no cost to the client, but at significant cost to us, or result in the termination of a contract or damage to our reputation. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our business. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

        Unauthorized disclosure of sensitive or confidential data, whether through system failure or employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including a cyber-attack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs could result in negative publicity, significant remediation costs, legal liability and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to adequately cover us against claims related to security breaches, cyber-attacks and other related breaches. To date, cyber security attacks directed at us have not had a material impact on our financial results. Due to the evolving nature of security threats, however, the impact of any future incidents cannot be predicted.

Upgrading the information systems that support our operating processes and evolving the technology platform for our services pose risks to our business.

        Continued efficient operation of our business requires that we implement standardized global business processes and evolve our information systems to enable this implementation. We have continued to undertake significant programs to optimize business processes with respect to our services. Our inability to effectively manage the implementation and adapt to new processes designed into these new or upgraded systems in a timely and cost-effective manner may result in disruption to our business and negatively affect our operations.

        We have entered into agreements with certain vendors to provide systems development and integration services that develop or license to us the IT platform for programs to optimize our business processes. If such vendors fail to perform as required or if there are substantial delays in developing, implementing and updating the IT platform, our client delivery may be impaired, and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Additionally, our progress may be limited by parties with existing or claimed patents who seek to enjoin us from using preferred technology or seek license payments from us.

        Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate technology enabled services, creating IT-enabled services that our clients will find desirable and implementing our business model with respect to these services. Also, increased IT-related expenditures may negatively impact our profitability.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

        We depend on our clients, investigators, laboratories and other facilities for the continued operation of our business. Although we have contingency plans in place for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemic flu, hurricanes and ice storms, could nevertheless disrupt our operations or those of our clients, investigators and collaboration partners, which could also affect us. In particular, our headquarters are in Raleigh, North Carolina where hurricanes might occur. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our clients, investigators or collaboration partners could have a significant negative impact on our operations and financial performance.

We may be adversely affected by client concentration or concentration in therapeutic classes in which we conduct clinical trials.

        We derive the majority of our revenues from a limited number of large clients. In 2014 and 2013, we derived 38% and 30%, respectively, of our service revenue from our top five clients. In addition, almost 49% of our backlog, as of December 31, 2014, is concentrated among five clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

        Additionally, we conduct multiple clinical trials for different clients in single therapeutic classes, particularly in the areas of oncology and central nervous system. For example, clinical trials in oncology and central nervous system represented 33% of our backlog as of December 31, 2014 and 35% of our backlog as of December 31, 2013. Conducting multiple clinical trials for different clients in a single therapeutic class involving drugs with the same or similar chemical action has in the past, and may in the future, adversely affect our business if some or all of the trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class or if industry consolidation results in the rationalization of drug development pipelines.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.

        We have significant operations in non-U.S. countries that may require complex arrangements to deliver services on global contracts for our clients. Additionally, we have established operations in locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

  •
  conducting a single trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the trial in the other countries, for example, by limiting the amount of data necessary for a trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenue;

  •
  non-U.S. countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations or tax policies, which could have an adverse effect on our ability to conduct business in or expatriate profits from those countries;

  •
  tax rates in certain non-U.S. countries may exceed those in the United States and non-U.S. earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation;

  •
  certain non-U.S. countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, which could delay or inhibit our ability to conduct trials in such jurisdictions or which could materially increase the risks associated with performing trials in such jurisdictions;

  •
  the regulatory or judicial authorities of non-U.S. countries may not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;

  •
  we may have difficulty complying with a variety of laws and regulations in non-U.S. countries, some of which may conflict with laws in the United States;

  •
  changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in non-U.S. currency exchange rates;

  •
  clients in non-U.S. jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in non-U.S. jurisdictions; and

  •
  natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results.

        These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our clients. Furthermore, our ability to deal with these issues could be affected by applicable U.S. laws and the need to protect our assets. In addition, we may be more susceptible to these risks as we enter and continue to target growth in emerging countries and regions, including India, China, Eastern Europe and Latin America, which may be subject to a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced. The materialization of any such risks could have an adverse impact on our financial condition and results of operations.

Due to the global nature of our business, we may be exposed to liabilities under the Foreign Corrupt Practices Act and various non-U.S. anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.

        We are required to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, and other U.S. and non-U.S. anti-corruption laws, which prohibit companies from engaging in bribery, including corruptly or improperly offering, promising, or providing money or anything else of value to non-U.S. officials and certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents, and other business partners outside of our control or without our authorization. It is our policy to implement safeguards to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which we might be held responsible. Violations of the FCPA or other non-U.S. anti-corruption laws may result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the U.S. government and/or lose their U.S. export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the U.S. or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

If we are unable to successfully develop and market new services or enter new markets, our growth, results of operations or financial condition could be adversely affected.

        A key element of our growth strategy is the successful development and marketing of new services and entering new markets that complement or expand our existing business. As we develop new services or enter new markets, including services targeted at participants in the broader healthcare industry, we may not have or adequately build the competencies necessary to perform such services satisfactorily, may not receive market acceptance for such services or may face increased competition. If we are unable to succeed in developing new services, entering new markets or attracting a client base for our new services or in new markets, we will be unable to implement this element of our growth strategy, and our future business, reputation, results of operations and financial condition could be adversely affected.

If we fail to perform our services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected.

        We contract with biotechnology and pharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. Such services are complex and subject to contractual requirements, government regulations, and ethical considerations. For example, we are subject to regulation by the FDA and comparable non-U.S. regulatory authorities relating to our activities in conducting pre-clinical and clinical trials. The clinical trial process must be conducted in accordance with regulations promulgated by the FDA under the Federal Food, Drug and Cosmetic Act, which requires the drug to be tested and studied in certain ways. In the United States, before human clinical testing may begin, a manufacturer must file an IND with the FDA. Further, an IRB for each medical center proposing to participate in the clinical trial must review and approve the protocol for the clinical trial before the medical center's investigators participate. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable IND, the requirements of the relevant IRBs, and GCP regulations. Similarly, before clinical trials begin, a drug is tested in pre-clinical studies that are expected to comply with Good Laboratory Practice requirements. We are also subject to regulation by the DEA which regulates the distribution, recordkeeping, handling, security, and disposal of controlled substances. If we fail to perform our services in accordance with these requirements, regulatory authorities may take action against us. Such actions may include injunctions or failure to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Clients may also bring claims against us for breach of our contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against us. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

        Such consequences could arise if, among other things, the following occur:

        Improper performance of our services.    The performance of clinical development services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of the trial or cause the results of the trial to be reported improperly. If the trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services and our reputation would be harmed. As examples:

  •
  non-compliance generally could result in the termination of ongoing clinical trials or the disqualification of data for submission to regulatory authorities;

  •
  compromise of data from a particular trial, such as failure to verify that adequate informed consent was obtained from patients, could require us to repeat the trial under the terms of our contract at no further cost to our client, but at a potentially substantial cost to us; and

  •
  breach of a contractual term could result in liability for damages or termination of the contract.

        Large clinical trials can cost tens of millions of dollars, and while we endeavor to contractually limit our exposure to such risks, improper performance of our services could have a material adverse effect on our financial condition, damage our reputation and result in the cancellation of current contracts by the affected client or other current clients or failure to obtain future contracts from the affected client or other current or potential clients.

        Investigation of clients.    From time to time, one or more of our clients are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or the marketing and sale of their drugs. In these situations, we have often provided services to our clients with respect to the clinical trials, programs or activities being investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our clients or regulatory authorities could claim that we performed our services improperly or that we are responsible for clinical trial or program compliance. If our clients or regulatory authorities make such claims against us and prove them, we could be subject to damages, fines or penalties. In addition, negative publicity regarding regulatory compliance of our clients' clinical trials, programs or drugs could have an adverse effect on our business and reputation.

If we fail to comply with federal, state, and non-U.S. healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

        Even though we do not order healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws of both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.

Our services could subject us to potential liability that may adversely affect our results of operations and financial condition.

        Our business involves the testing of new drugs on patients in clinical trials. Our involvement in the clinical trial and development process creates a risk of liability for personal injury to or death of patients, particularly those with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing or after regulatory approval. For example, we may be sued in the future by individuals alleging personal injury due to their participation in clinical trials and seeking damages from us under a variety of legal theories. If we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with our clients, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, our financial condition, results of operations and reputation could be materially and adversely affected. We might also not be able to obtain adequate insurance or indemnification for these types of risks at reasonable rates in the future.

        We also contract with physicians to serve as investigators in conducting clinical trials. Investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug to patients during the course of a clinical trial. If the investigators commit errors or make omissions during a clinical trial that result in harm to trial patients or after a clinical trial to a patient using the drug after it has received regulatory approval, claims for personal injury or products liability damages may result. Additionally, if the investigators engage in fraudulent or negligent behavior, trial data may be compromised, which may require us to repeat the clinical trial or subject us to liability or regulatory action. We do not believe we are legally responsible for the medical care rendered by such third-party investigators, and we would vigorously defend any claims brought against us. However, it is possible we could be found liable for claims with respect to the actions of third-party investigators.

Some of our services involve direct interaction with clinical trial patients and operation of Phase I and IIa clinical facilities, which could create potential liability that may adversely affect our results of operations and financial condition.

        We operate facilities where Phase I to IIa clinical trials are conducted, which ordinarily involve testing an investigational drug on a limited number of individuals to evaluate its safety, determine a safe dosage range and identify side effects. Failure to operate such a facility in accordance with applicable regulations could result in disruptions to our operations. Additionally, we face risks associated with adverse events resulting from the administration of such drugs and the professional malpractice of medical care providers. We also directly employ nurses and other trained employees who assist in implementing the testing involved in our clinical trials, such as drawing blood from subjects. Any professional malpractice or negligence by such investigators, nurses or other employees could potentially result in liability to us in the event of personal injury to or death of a subject in clinical trials. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our financial condition, results of operations and reputation.

Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.

        We maintain insurance designed to provide coverage for ordinary risks associated with our operations and our ordinary indemnification obligations. The coverage provided by such insurance may not be adequate for all claims we may make or may be contested by our insurance carriers. If our insurance is not adequate or available to pay liabilities associated with our operations, or if we are unable to purchase adequate insurance at reasonable rates in the future, our profitability may be adversely impacted.

        We do not currently maintain key person life insurance policies on any of our employees. If any of our key employees were to join a competitor or to form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house capabilities may hire some of our senior management or key employees. We cannot assure you that a court would enforce the non-competition provisions in our employment agreements.

Exchange rate fluctuations may affect our results of operations and financial condition.

        During 2014, approximately 17% of our service revenue was denominated in currencies other than the U.S. dollar, particularly the Euro and the Pound Sterling. Because a large portion of our service revenue and expenses are denominated in currencies other than the U.S. dollar and our financial statements are reported in U.S. dollars, changes in non-U.S. currency exchange rates could significantly affect our results of operations and financial condition.

        The revenue and expenses of our non-U.S. operations are generally denominated in local currencies and translated into U.S. dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of non-U.S. results into U.S. dollars for purposes of reporting our consolidated results.

        We are subject to non-U.S. currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenue from our service contracts over a period of several months and, in some cases, over several years.

Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts.

        We may limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with non-U.S. currency exchange contracts or options. We have not, however, hedged any of our non-U.S. currency transaction risk, and we may experience fluctuations in financial results from our operations outside the United States and non-U.S. currency transaction risk associated with our service contracts.

If we do not keep pace with rapid technological changes, our services may become less competitive or obsolete.

        The biopharmaceutical industry generally, and drug development and clinical research more specifically, are subject to rapid technological changes. Our current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, our current or future technologies and services. If our competitors introduce superior technologies or services and if we cannot make enhancements to remain competitive, our competitive position would be harmed. If we are unable to compete successfully, we may lose clients or be unable to attract new clients, which could lead to a decrease in our revenue and financial condition.

Our relationships with existing or potential clients who are in competition with each other may adversely impact the degree to which other clients or potential clients use our services, which may adversely affect our results of operations.

        The biopharmaceutical industry is highly competitive, with companies each seeking to persuade payors, providers and patients that their drug therapies are more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, these companies also have adverse interests with respect to drug selection and reimbursement with other participants in the healthcare industry, including payors and providers. Biopharmaceutical companies also compete to be first to the market with new drug therapies. We regularly provide services to biopharmaceutical companies who compete with each other, and we sometimes provide services to such clients regarding competing drugs in development. Our existing or future relationships with our biopharmaceutical clients have in the past and may continue to deter other biopharmaceutical clients from using our services or in certain instances has resulted in our clients seeking to place limits on our ability to serve their competitors and other industry participants. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical clients, and such clients may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve clients in the broader healthcare market with interests that are adverse to theirs. Any loss of clients or reductions in the level of revenues from a client could have a material adverse effect on our results of operations, business and prospects.

If we are unable to manage our joint ventures and identify, acquire and integrate future acquisitions and joint ventures with our existing business, services and technologies, our business, results of operations and financial condition could be adversely impacted.

        We have historically grown our business both organically and through acquisitions, and we anticipate that a portion of our future growth may come from acquiring existing businesses, services or technologies and entering into strategic alliances and joint ventures. The success of any acquisition will depend upon, among other things, our ability to effectively integrate acquired personnel, operations, products and technologies into our business, to obtain regulatory approvals, and to retain the key personnel and clients of our acquired businesses. Failure to successfully integrate any acquired business may result in reduced levels of revenue, earnings or operating efficiency than might have been achieved if we had not acquired such businesses. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flow.

        The success of any joint venture, including our joint venture with WuXi, will involve, among other things, learning about new markets and regulations, ensuring quality controls are adequate and not inadvertently creating competitors. In addition, we may be unable to identify suitable acquisition opportunities, properly evaluate the price of such acquisitions or obtain any necessary financing on commercially acceptable terms.

        We may also spend time and money investigating and negotiating with potential acquisition targets and strategic alliance partners but not complete the transaction. Acquisitions involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or debt, loss of key employees of the acquired companies, transaction costs, diversion of management's attention from other business concerns and, with respect to the acquisition of non-U.S. companies, the inability to overcome differences in non-U.S. business practices, language and customs. Our failure to identify potential acquisitions, complete targeted acquisitions and integrate completed acquisitions or identify and manage strategic alliances or joint ventures could have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

        Our balance sheet reflects goodwill and intangibles assets of $1.0 billion and $0.6 billion, respectively, as of December 31, 2014. Collectively, goodwill and intangibles assets represented 73.0% of our total assets as of December 31, 2014. In accordance with GAAP, goodwill and indefinite lived intangible assets are not amortized, but are subject to a periodic impairment evaluation. We assess the realizability of our indefinite lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. The carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors that affect the fair value of our business, in which case a charge to earnings would become necessary. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50 percentage point change, by value, in the aggregate stock ownership of certain stockholders over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards to offset its future taxable income and other pre-change tax attributes may be limited. We have experienced at least one ownership change in the past. We may experience additional ownership changes in the future. In addition, future changes in our stock ownership (including future sales by KKR) could result in additional ownership changes. Any such ownership changes could limit our ability to use our net operating loss carryforwards to offset any future taxable income and other tax attributes. State and non-U.S. tax laws may also impose limitations on our ability to utilize net operating loss carryforwards and other tax attributes.

Our business could be harmed if we are unable to manage our growth effectively.

        We believe that sustained growth places a strain on operational, human and financial resources. To manage our growth, we must continue to improve our operating and administrative systems and to attract and retain qualified management, professional, scientific and technical operating personnel. We believe that maintaining and enhancing both our systems and personnel at reasonable cost are instrumental to our success. We cannot assure you that we will be able to enhance our current technology or obtain new technology that will enable our systems to keep pace with developments and the sophisticated needs of our clients. The nature and pace of our growth introduces risks associated with quality control and client dissatisfaction due to delays in performance or other problems. In addition, non-U.S. operations involve the additional risks of assimilating differences in non-U.S. business practices, hiring and retaining qualified personnel and overcoming language barriers. Failure to manage growth effectively could have an adverse effect on our business.

Our operations involve the use and disposal of hazardous substances and waste which can give rise to liability that could adversely impact our financial condition.

        We conduct activities that have involved, and may continue to involve, the controlled use of hazardous materials and the creation of hazardous substances, including medical waste and other highly regulated substances. Although we believe that our safety procedures for handling the disposal of such materials generally comply with the standards prescribed by non-U.S., state and federal laws and regulations, our operations nevertheless pose the risk of accidental contamination or injury caused by the release of these materials and/or the creation of hazardous substances, including medical waste and other highly regulated substances. In the event of such an accident, we could be held liable for damages and cleanup costs which, to the extent not covered by existing insurance or indemnification, could harm our business. In addition, other adverse effects could result from such liability, including reputational damage resulting in the loss of additional business from certain clients.

We rely on third parties for important products and services.

        We depend on certain third parties to provide us with products and services critical to our business. Such services include, among others, suppliers of drugs for patients participating in trials, suppliers of kits for use in our laboratories, suppliers of reagents for use in our testing equipment and providers of maintenance services for our equipment. The failure of any of these third parties to adequately provide the required products or services, or to do so in compliance with applicable regulatory requirements, could have a material adverse effect on our business.

We have only a limited ability to protect our intellectual property rights, and these rights are important to our success.

        Our success depends, in part, upon our ability to develop, use and protect our proprietary methodologies, analytics, systems, technologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure, invention assignment and other contractual arrangements, and copyright, trademark and trade secret laws, to protect our intellectual property rights. These laws are subject to change at any time and certain agreements may not be fully enforceable, which could further restrict our ability to protect our innovations. Our intellectual property rights may not prevent competitors from independently developing services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.

        Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do. In certain situations, we might forego all rights to the use of intellectual property we create, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue generating opportunities and require us to incur additional expenses to develop or license new or modified solutions for future projects.

Our business has experienced substantial expansion and contraction in the past and we might not properly manage any expansion or contraction in the future.

        Rapid expansion or contraction, both of which we have experienced, could strain our operational, human and financial resources and facilities. If we fail to properly manage any changes, our expenses might grow more than revenue and our results of operations and financial condition might be negatively affected. In order to manage expansion or contraction, we must, among other things, do the following:

  •
  continue to improve our operating, administrative and information systems;

  •
  accurately predict our future personnel, resource and facility needs to meet our commitments;

  •
  track the progress of ongoing projects; and

  •
  attract and retain qualified management, sales, professional, scientific and technical operating personnel.

        In addition, we have numerous business groups, subsidiaries and divisions. If we cannot properly manage these groups, subsidiaries or divisions, it will disrupt our operations. We also face additional risks in expanding our non-U.S. operations. Specifically, we might find it difficult to:

  •
  assimilate differences in non-U.S. business practices and regulations;

  •
  properly integrate systems and operating procedures;

  •
  hire and retain qualified personnel; and

  •
  overcome language and cultural barriers.

The biopharmaceutical services industry is fragmented and highly competitive.

        The biopharmaceutical services industry is fragmented and highly competitive and if we do not compete successfully, our business will suffer. We often compete for business with other biopharmaceutical services companies, universities, niche providers and discovery and development departments within our clients, some of which are large biopharmaceutical services companies in their own right with greater resources than ours. As part of our business model, we have formed preferred vendor relationships. These relationships generally are not contractual and are subject to change at any time. As a result of these relationships, we may find reduced access to certain potential clients due to preferred vendor arrangements with other competitors. There are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies like us, which could have a material adverse impact on our business. Additionally, the industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities similar to ours. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms that could adversely affect our operating results. As a result of competitive pressures, in recent years our industry has experienced consolidation. This trend is likely to produce more competition from the resulting larger companies for both clients and acquisition candidates.

Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and R&D budgets could adversely affect our operating results and growth rate.

        We provide services to the biopharmaceutical industry and our revenues depend on the outsourcing trends and R&D expenditures in the industry. Economic factors and industry trends that affect biopharmaceutical companies affect our business. Biopharmaceutical companies continue to seek long-term strategic collaborations with global CROs with favorable pricing terms. Competition for these collaborations is intense and we may decide to forego an opportunity or we may not be selected, in which case a competitor may enter into the collaboration and our business with the client, if any, may be limited. In addition, if the biopharmaceutical industry reduces its outsourcing of clinical trials or such outsourcing fails to grow at projected rates, our operations and financial condition could be materially and adversely affected. We may also be negatively affected by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our clients or result in the delay or cancellation of clinical trials. All of these events could adversely affect our business, results of operations or financial condition.

Recent consolidation in the biopharmaceutical industry could lead to a reduction in our revenues.

        Several large biopharmaceutical companies have recently completed mergers and acquisitions that will consolidate the outsourcing trends and R&D expenditures into fewer companies. As a result of the RPS Acquisition and the expansion of our relationship with large pharmaceutical companies, pharmaceutical companies have become an increasing portion of our customer base. The pharmaceutical industry is currently undergoing a period of increased merger activity. As a result of this and future consolidations, our client diversity may decrease and our business may be adversely affected.

We may be affected by healthcare reform and potential additional reforms.

        Numerous government bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and biopharmaceutical companies. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was signed into law, which, among other things, expanded, over time, health insurance coverage, imposed health industry cost containment measures, enhanced remedies against healthcare fraud and abuse, added new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical and medical device manufacturers and imposed additional health policy reforms, any of which may significantly impact the biopharmaceutical industry, including many of our customers. We are uncertain as to the effects of these recent reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new drugs, our clients may reduce their R&D spending, which could reduce the business they outsource to us. Similarly, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.

        Government bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, and new or heightened regulatory requirements may increase our expenses or limit our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our clients to conduct industry sponsored clinical trials, which could reduce the need for our services. Furthermore, a relaxation of the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceuticals and biologics, could decrease the business opportunities available to us.

Actions by regulatory authorities or clients to limit the scope of or withdraw an approved drug from the market could result in a loss of revenue.

        Government regulators have the authority, after approving a drug, to limit its indication for use by requiring additional labeled warnings or to withdraw the drug's approval for its approved indication based on safety concerns. Similarly, clients may act to voluntarily limit the availability of approved drugs or withdraw them from the market after we begin our work. If we are providing services to clients for drugs that are limited or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such drugs, which would prevent us from earning the full amount of service revenue anticipated under the related service contracts.

Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.

        The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country in which the personal data was collected or used. For example, U.S. federal regulations under HIPAA generally require individuals' written authorization, in addition to any required informed consent, before protected health information may be used for research and such regulations specify standards for de-identifications and for limited data sets. We may also be subject to applicable state privacy and security laws and regulations in states in which we operate. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA "covered entity" and because we obtain identifiable health information from third parties that are subject to such regulations. Because of recent amendments to the HIPAA data security and privacy rules that were promulgated on January 25, 2013, some of which went into effect on March 26, 2013, there are some instances where we may be a HIPAA "business associate" of a "covered entity," meaning that we may be directly liable for any breaches in protected health information and other HIPAA violations. These amendments may subject us to HIPAA's enforcement scheme, which, as amended, can result in up to $1.5 million in annual civil penalties for each HIPAA violation.

        In the European Union, or the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Japan, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and non-U.S. governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. In the next few years, the European data protection framework may be revised as a generally applicable data regulation. The text has not yet been finalized, but it contains new provisions specifically directed at the processing of health information, sanctions of up to 2% of worldwide gross revenue and extra-territoriality measures intended to bring non-EU companies under the proposed regulation.

The biopharmaceutical industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

        The biopharmaceutical industry has a history of intellectual property litigation, and these lawsuits will likely continue in the future. Accordingly, we may face patent infringement suits by companies that have patents for similar business processes or other suits alleging infringement of their intellectual property rights. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management's attention from other business concerns, regardless of the outcome of the litigation. If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms.

Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm that could result in an industry-wide reduction in demand for CRO services, which could harm our business.

        Demand for our services may be affected by perceptions of our clients regarding the CRO industry as a whole. For example, other CROs could engage in conduct that could render our clients less willing to do business with us or any CRO. Although to date no event has occurred causing material industry-wide reputational harm, one or more CROs could engage in or fail to detect malfeasance, such as inadequately monitoring sites, producing inaccurate databases or analysis, falsifying patient records, and performing incomplete lab work, or take other actions that would reduce the confidence of our clients in the CRO industry. As a result, the willingness of biopharmaceutical companies to outsource R&D services to CROs could diminish and our business could thus be harmed materially by events outside our control.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations and may otherwise restrict our activities.

        As of December 31, 2014, we had total indebtedness of $954.0 million, including $225.0 million principal amount of 9.5% senior notes due 2023, or Senior Notes, and $729.0 million principal amount of variable rate first lien term loan due 2020, or Senior Secured Credit Facilities.

        Specifically, our high level of debt could have important consequences to the holders of the Senior Notes, including:

  •
  making it more difficult for us to satisfy our obligations with respect to the Senior Notes and our other debt;

  •
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

  •
  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

  •
  increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

  •
  exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest;

  •
  limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

  •
  placing us at a disadvantage compared to other, less leveraged competitors; and

  •
  increasing our cost of borrowing.

Despite our level of indebtedness, we may incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.

        Although the credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, the risks to our financial condition would increase.

        While the credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes also contain restrictions on our ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

If we do not comply with the covenants in the credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes, we may not have the funds necessary to pay all of our indebtedness that could become due.

        The credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes require us to comply with certain covenants. In particular, our credit agreement and indenture prohibit us from incurring any additional indebtedness, except in specified circumstances, or amending the terms of agreements relating to certain existing junior indebtedness, if any, in a manner materially adverse to the lenders under our credit agreement and holders of our Senior Notes, without their respective approval. Further, our credit agreement and indenture contain customary covenants, including covenants that restrict our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments. A violation of any of these covenants could cause an event of default under our credit agreement.

        If we default on our credit agreement as a result of our failure to pay principal or interest when due, our material breach of any representation, warranty or covenant, or any other reason, all outstanding amounts could become immediately due and payable. In such case, we may not have sufficient funds to repay all the outstanding amounts. In addition, or in the alternative, the lenders under our credit agreement could exercise their rights under the security documents entered into in connection with the credit agreement. If any of the holders of our indebtedness accelerate the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness. If we were unable to repay those amounts, the holders of our secured indebtedness could proceed against the collateral granted to them to secure that indebtedness. Any acceleration of amounts due under the credit agreement governing our outstanding Senior Secured Credit Facilities and the indenture governing the Senior Notes or the substantial exercise by the lenders of their rights under the security documents would likely have a material adverse effect on us.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

        Our ability to satisfy our debt obligations will depend upon, among other things:

  •
  our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

  •
  the future availability of borrowings under our Senior Secured Credit Facilities, which depends on, among other things, our complying with the covenants in those facilities.

        It cannot be assured that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs.

        If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all and any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Interest rate fluctuations may affect our results of operations and financial condition.

        Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We currently utilize derivative financial instruments such as interest rate swaps to hedge our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinuing utilizing them at any time. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

The parties to the Stockholders Agreement have significant influence over us, including control over decisions that require the approval of our stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

        KKR beneficially owned approximately 67% of our common stock as of December 31, 2014. As long as this group owns or controls at least a majority of our outstanding voting power, it has the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

  •
  the election and removal of directors and the size of our board of directors;

  •
  any amendment of our articles of incorporation or bylaws; or

  •
  the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

We are a "controlled company" within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

        The parties to the Stockholders Agreement control a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the NASDAQ. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

  •
  we have a board of directors that is composed of a majority of "independent directors," as defined under the rules of such exchange;

  •
  we have a compensation committee that is composed entirely of independent directors; and

  •
  director nominations be made, or recommended to the full board, by our independent directors or by a nominating and corporate governance committee that is composed entirely of independent directors.

        Because we utilize these exemptions, we do not have a majority of independent directors on our board of directors. In addition, our compensation committee does not consist entirely of independent directors and is not subject to annual performance evaluations and we do not have a nominating and corporate governance committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ.

Provisions of our corporate governance documents and Delaware law could make any change in our board of directors or in control of our company more difficult.

        Our amended and restated certificate of incorporation and our amended and restated bylaws and Delaware law contain provisions, such as provisions authorizing, without a vote of stockholders, the issuance of one or more series of preferred stock, that could make it difficult or expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors even if such a transaction would be beneficial to our stockholders. We also have a staggered board of directors that could make it more difficult for stockholders to change the composition of our board of directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to change our management or board of directors.

Our operating results and share price may be volatile, which could cause the fair value of our stockholders' investments to decline.

        Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

  •
  market conditions in the broader stock market;

  •
  actual or anticipated fluctuations in our quarterly financial and operating results;

  •
  introduction of new products or services by us or our competitors;

  •
  the public's reaction to our press releases, our other public announcements and our filings with the SEC;

  •
  changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industries;

  •
  strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  issuance of new or changed securities analysts' reports or recommendations or termination of coverage of our common stock by securities analysts;

  •
  sales, or anticipated sales, of large blocks of our stock;

  •
  the granting or exercise of employee stock options;

  •
  volume of trading in our common stock;

  •
  additions or departures of key personnel;

  •
  regulatory or political developments;

  •
  litigation and governmental investigations;

  •
  changing economic conditions;

  •
  defaults on our indebtedness; and

  •
  exchange rate fluctuations.

        These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding shares were restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. We have 59,814,444 outstanding shares of common stock based on the number of shares outstanding as of December 31, 2014. Substantially all of the shares that were not sold as part of the initial public offering, or IPO, are subject to a 180-day lock-up period provided under agreements executed in connection with the IPO. These shares, however, are able to be resold after the expiration of the lock-up agreements and certain of our stockholders have demand registration rights and "piggyback" registration rights with respect to future registered offerings of our common stock. KKR and other stockholders, who collectively own 67.4% of our common stock, may sell shares of our common stock after the expiration of the 180-day lock-up period. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We also registered all shares of common stock that we may issue under our equity compensation plans and they can be freely sold in the public market upon issuance, subject to the lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Because we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

        Although we have previously declared dividends to our stockholders, we do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our existing credit facilities. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur. See Part II, Item 5. "Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy" for more detail.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act could have a material adverse effect on our business and share price.

        As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes Oxley Act, or Section 404(a). We anticipate being required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2015, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

        In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. In the event we are unable to receive a favorable attestation report in a timely manner, the market price of our common stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory agencies, which could require additional financial and management resources. Additionally, we will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

We are incurring significant costs as a result of operating as a public company, and our management is devoting substantial time to new compliance initiatives.

        As a privately-held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we are incurring significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly since we are no longer an "emerging growth company" as defined under the JOBS Act. In addition, compliance with new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes Oxley Act, and the rules and regulations of the SEC, and the NASDAQ, are increasing our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly and current reports with respect to our business and operating results. Being a public company and being subject to new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors may therefore strain our resources, divert management's attention and affect our ability to attract and retain qualified members of our board of directors.

        Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease a facility for our corporate headquarters in Raleigh, North Carolina. We also lease other offices in North America, Europe, Africa, Latin America, Australia and Asia. In 2014, our total rental expense for our facilities and offices was approximately $33.4 million. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

Item 3.    Legal Proceedings

        We are currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        On November 13, 2014, our common stock began trading on the NASDAQ under the symbol "PRAH." Prior to that time, there was no public market for our common stock.

        The following table sets forth the high and low sales prices per share of our common stock as reported by the NASDAQ for the periods indicated.

	High	Low
Fiscal Year 2014
November 13, 2014 through December 31, 2014	$26.97	$18.47

Holders of Record

        On February 27, 2015, we had approximately 19 common stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividend Policy

        We have no current plans to pay any cash dividends on our common stock for the foreseeable future and instead intend to retain earnings, if any, for future operations, expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in the credit agreement governing our Senior Secured Credit Facilities and in the indenture governing our Senior Notes. See PART II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Senior Secured Credit Facilities" and "—Senior Notes" for restrictions on our ability to pay dividends.

        In February 2013, we declared a $2.83 per share dividend to all stockholders and made a related payment of $2.83 per share to holders of vested service-based stock options. The dividends were declared from additional paid-in capital and represent a return of capital to the common stockholders. Dividends paid (including the related payments to holders of options) during the period from September 23, 2013 to December 31, 2013 (or Successor 2013 Period) totaled $4.3 million and $127.3 million during the period from January 1, 2013 to September 22, 2013 (or Predecessor 2013 Period). The total dividends paid included $112.2 million paid to common stockholders, $16.3 million paid to holders of vested service-based options and $3.1 million paid to holders of service-based options that vested during the year related to dividends declared in December 2012.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in 2014 that have not been previously reported.

Use of Proceeds from Registered Securities

        On November 18, 2014, we completed the IPO of our common stock at a price to the public of $18.00 per share. The shares sold in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-198644), which was declared effective by the SEC as of November 12, 2014. The aggregate amount registered and sold under the registration statement was approximately $351.4 million. We issued and sold 19,523,255 shares of common stock, which includes 2,546,511 shares that were offered and sold pursuant to the full exercise of the underwriters' option to purchase additional shares. Our net proceeds from the IPO were approximately $328.0 million, after deducting $17.6 million of underwriting discounts and commissions of which $4.0 million was paid to affiliates of KKR, and $5.9 million of other expenses. Jefferies LLC, Citigroup Global Markets Inc., KKR Capital Markets LLC, UBS Securities LLC, Credit Suisse Securities (USA) LLC, and Wells Fargo Securities, LLC served as joint book-running managers and as representatives of the underwriters for the IPO. The offering commenced on November 13, 2014 and did not terminate before all of the securities registered in the registration statement were sold.

        We used the net proceeds from the IPO as follows: (i) $166.2 million to pay amounts outstanding under the Senior Notes, including accrued interest and related fees and expenses, (ii) $153.2 million to repay indebtedness under our Senior Secured Term Loan Facility, including accrued interest expense, and (iii) $14.4 million for general corporate purposes.

Purchases of Equity Securities by the Issuer

        None.

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of PRA Health Sciences, Inc.

        The following graph shows a comparison from November 13, 2014 (the date our common stock commenced trading on the NASDAQ) through December 31, 2014 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Health Care Index. The graph assumes that $100 was invested at the market close on November 13, 2014 in the common stock of PRA Health Sciences, Inc., the Nasdaq Composite Index and the Nasdaq Health Care Index, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

        The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data for the year ended December 31, 2012, the period from January 1 through September 22, 2013, the period from September 23 through December 31, 2013, the year ended December 31, 2014, and as of December 31, 2013 and 2014, from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data for the years ended 2010 and 2011, and as of December 31, 2010, 2011, and 2012, from our audited consolidated financial statements not appearing elsewhere in this Annual Report on Form 10-K and the information under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of the results we may achieve in any future period.

        The accompanying consolidated statements of operations, cash flows and stockholders' equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the KKR Transaction and the period succeeding the KKR Transaction, respectively. The Company refers to the operations of PRA Health Sciences, Inc. and subsidiaries for both the Predecessor and Successor periods.

        Historical results are not indicative of the results to be expected in the future. You should read the following information together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

	Predecessor				Successor
				January 1, 2013 - September 22, 2013	September 23, 2013 - December 31, 2013
	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012			Year ended December 31, 2014

(in thousands, except per share data)
Consolidated statement of operations data:
Revenue:
Service revenue	$451,223	$547,669	$597,072	$508,539	$324,362	$1,266,596
Reimbursement revenue	68,554	87,143	102,664	103,531	54,854	192,990

Total revenue	519,777	634,812	699,736	612,070	379,216	1,459,586
Operating expenses:
Direct costs	248,446	321,240	358,572	304,102	222,776	859,218
Reimbursable out-of-pocket costs	68,554	87,143	102,664	103,531	54,854	192,990
Selling, general and administrative	119,839	138,323	160,643	142,880	69,730	253,970
Transaction-related costs	—	—	—	47,486	29,180	—
Depreciation and amortization	35,061	32,141	30,687	25,144	25,333	96,564
Loss on disposal of fixed assets	67	26	1,560	225	—	5

Income (loss) from operations	47,810	55,939	45,610	(11,298)	(22,657)	56,839
Interest expense, net	(38,259)	(35,823)	(32,823)	(32,719)	(23,703)	(81,939)
Loss on modification or extinguishment of debt	—	—	(9,683)	(21,678)	(7,211)	(25,036)
Foreign currency (losses) gains, net	(3,142)	3,320	(7,841)	(3,641)	(4,117)	10,538
Other (expense) income, net	(769)	(366)	183	(530)	1,180	(2,254)

Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	5,640	23,070	(4,554)	(69,866)	(56,508)	(41,852)
Provision for (benefit from) income taxes	5,748	5,724	(1,847)	(22,079)	(17,186)	(8,154)

Loss before equity in losses of unconsolidated joint ventures	(108)	17,346	(2,707)	(47,787)	(39,322)	(33,698)
Equity in losses of unconsolidated joint ventures, net of tax	—	—	—	(603)	(621)	(2,044)

Net (loss) income	$(108)	$17,346	$(2,707)	$(48,390)	$(39,943)	$(35,742)

Net (loss) income per share(1):
Basic	$—	$0.44	$(0.07)	$(1.22)	$(1.02)	$(0.83)
Diluted	$—	$0.43	$(0.07)	$(1.22)	$(1.02)	$(0.83)
Cash dividends declared per common stockholders:	$—	$—	$2.31	$2.83	$—	$—
Weighted average common shares outstanding:
Basic	39,621	39,641	39,641	39,643	39,337	42,897
Diluted	39,621	40,607	39,641	39,643	39,337	42,897
Cash flow data:
Net cash provided by (used in) operating activities	$31,410	$28,305	$99,259	$49,208	$(23,939)	$22,747
Net cash (used in) provided by investing activities	(17,099)	(18,085)	(18,058)	(60,179)	(1,018,959)	(12,259)
Net cash (used in) provided by financing activities	(10,702)	(7,112)	(42,157)	(37,267)	1,115,041	8,294
Other financial data:
Backlog (at period end)(2)	$1,128,348	$1,314,208	$1,382,826	$—	$1,939,666	$2,141,112
Net new business(3)	599,894	736,481	653,529	462,046	312,298	1,493,652

	Predecessor			Successor

	As of December 31, 2010	As of December 31, 2011	As of December 31, 2012	As of December 31, 2013	As of December 31, 2014

Consolidated balance sheet data
Cash and cash equivalents	$66,405	$69,380	$109,211	$72,155	$85,192
Accounts receivable and unbilled services, net	148,108	201,752	184,891	294,984	338,781
Working capital	8,359	26,269	18,317	(11,270)	22,367
Total assets	921,375	958,134	982,525	2,394,734	2,238,577
Total long-term debt, net	389,313	384,456	451,076	1,245,812	948,537
Total liabilities	670,670	693,450	806,568	1,927,399	1,561,762
Total stockholders' equity	250,705	264,684	175,957	467,335	676,815
Total liabilities and stockholders' equity	921,375	958,134	982,525	2,394,734	2,238,577

(1)
Because of the KKR Transaction, our capital structure for periods before and after the KKR Transaction are not comparable and therefore we are adjusting the number of shares to reflect the stock split only for the successor periods. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our reverse stock split.

(2)
Our backlog consists of anticipated service revenue from new business awards that either have not started or are but have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations and the amount of service revenue recognized under existing contracts.

(3)
For our Strategic Solutions offering, the value of new business awards is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications, adjusted for contracts that were modified or canceled during the period. For the fiscal years 2012 and 2013, net new business excludes the RPS Acquisition.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our "Selected Financial Data" and the consolidated financial statements and the related notes included elsewhere in "Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        We are one of the world's leading global CROs, by revenue, providing outsourced clinical development services to the biotechnology and pharmaceutical industries. We believe we are one of a select group of CROs with the expertise and capability to conduct clinical trials across major therapeutic areas on a global basis. Our therapeutic expertise includes areas that are among the largest in pharmaceutical development, and we focus in particular on oncology, central nervous system inflammation, respiratory, cardiometabolic and infectious diseases. We believe that we further differentiate ourselves from our competitors through our investments in medical informatics and clinical technologies designed to enhance efficiencies, improve study predictability and provide better transparency for our clients throughout their clinical development processes.

        Contracts define the relationships with our clients and establish the way we earn revenue. Three types of relationships are most common: a fixed-price contract, a time and materials contract and fee-for-service arrangements. In cases where the contracts are fixed price, we may bear the cost of overruns for the contracted scope, or we may benefit if the costs are lower than we anticipated for the contracted scope. In cases where our contracts are fee-for-service, the contracts contain an overall budget for contracted resources. If actual resources used are lower than anticipated, the client generally keeps the savings and we may be responsible for covering the cost of the unused resource if we are unable to redeploy the resource. For time and material contracts, we bill the client only for the actual hours we spend to complete the contracted scope based upon stated hourly rates by position. The duration of our contracts range from a few months to several years. Revenue for services is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable, services have been rendered, and collectability is reasonably assured. Once these criteria have been met, we recognize revenue for the services provided on fixed-fee contracts based on the proportional performance methodology, which determines the proportion of outputs or performance obligations which have been completed or delivered compared to the total contractual outputs for performance obligations. To measure performance, we compare the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical location involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as leases and maintenance of information technology and equipment. Revenue from time and materials contracts is recognized as hours are incurred. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed.

How We Assess the Performance of Our Business

        In addition to our GAAP financial measures, we review various financial and operational metrics, including, new business awards, cancellations, and backlog. Many of our current contracts include clinical trials covering multiple geographic locations. We utilize the same management systems and reporting tools to monitor and manage these activities on the same basis worldwide. For this reason, we consider our operations to be a single business segment, and we present our results of operations as a single reportable segment.

        Our gross new business awards for the year ended December 31, 2014 were $1,745.4 million. Our gross new business awards, excluding the RPS Acquisition, for the years ended December 31, 2013 and 2012 were $997.7 million and $947.8 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

        In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the years ended December 31, 2014, 2013 and 2012 we had $251.7 million, $223.3 million, and $294.3 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

        Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at December 31, 2014, 2013 and 2012 was $2.1 billion, $1.9 billion, and $1.4 billion, respectively.

Industry Trends

        ISR estimated in its "2014 CRO Market Size Projections" report, which we refer to as the ISR 2014 Market Report, that the size of the worldwide CRO market was approximately $22 billion in 2013 and will grow at an 8% CAGR to $32 billion over the next five years. This growth will be driven by an increase in the amount of research and development expenditures and higher levels of clinical development outsourcing by biopharmaceutical companies.

Acquisition of PRA by Kohlberg Kravis Roberts & Co. L.P.

        Effective September 23, 2013, we were acquired by affiliates of KKR for $1.4 billion pursuant to a plan of merger by and among the Company, merger sub and Genstar, or Merger. Upon completion of the KKR Transaction, merger sub was merged with and into PRA Holdings, Inc., Predecessor Company, which became a subsidiary of Pinnacle Holdco Parent, Inc., or Parent. On December 19, 2013, Pinnacle Holdco Parent, Inc. changed its name to PRA Global Holdings, Inc. and on July 10, 2014, PRA Global Holdings, Inc. changed its name to PRA Health Sciences, Inc.

Business Combinations

Acquisition by KKR

        Concurrent with the closing of the KKR Transaction, KKR contributed equity of $454.8 million and we entered into debt agreements totaling $1.3 billion. The debt agreements were comprised of a $825.0 million first lien term loan, a $125.0 million revolving line of credit that was undrawn at closing, and $375.0 million in notes. The proceeds were used to fund a portion of the total consideration paid, repay all outstanding debt of the Predecessor Company and pay transaction fees associated with the Merger.

        Upon consummation of the Merger, the PRA Acquisition stockholders received $17.37 in cash for each share of the Predecessor Company's stock owned. The transaction was accounted for as a business combination using the acquisition method of accounting. In connection with the acquisition, we recorded $849.6 million of goodwill, which is not deductible for income tax purposes. Factors that contributed to the recognition of goodwill for the acquisition included our expected growth rates and profitability. The increase in expected growth rates is primarily related to growth in our revenue due to an increase in our global footprint and expansion of service offerings. The increase in expected profitability is primarily related to corporate wide initiatives to streamline and improve the efficiency in which the Company conducts clinical trials as well as continued leveraging of selling, general and administrative costs.

        Customer relationships, customer backlog and other intangibles, and finite-lived trade name intangibles are being amortized on an accelerated method over 23 years, five years and 10 years, respectively.

        Since December 31, 2013, goodwill decreased by $33.3 million as a result of our jurisdictional allocation of acquisition related intangibles, which also required an adjustment to the acquired income tax balances.

Acquisition of RPS

        On September 23, 2013, immediately following the PRA Acquisition, and using the proceeds from the borrowings issued on the same day, we acquired all of the outstanding shares of RPS, a global contract research organization based in the United States, for $289.3 million, subject to a working capital adjustment of up to $15.0 million. The acquisition of RPS provides us with a more diverse client mix, including 16 of the 20 largest pharmaceutical companies in the world.

        The acquisition of RPS was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, we recorded approximately $153.4 million of goodwill, which is not deductible for income tax purposes. Factors that contributed to the recognition of goodwill for the acquisition included expected growth rates and profitability of RPS and expected synergies with our existing operations. Anticipated synergies include procurement leverage and lower selling, general and administrative expenses, including reduced labor and facilities costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, as the acquisition serves to significantly increase the depth of relationships with large pharmaceutical companies.

        Customer relationships and trade name intangibles are being amortized on an accelerated method over 13 years and 10 years, respectively, and other intangibles are amortized on a straight-line basis over three years. The results of operations for RPS are included in our consolidated financial statements from the date of acquisition.

        Since December 31, 2013, goodwill decreased by $4.2 million, primarily as a result of adjustments to the acquired income tax balances and adjustments to the fair value on certain contracts due to new information regarding the facts and circumstances that existed on the date of the acquisition.

CRI Lifetree

        On December 2, 2013, we completed the acquisition of CRI Lifetree, a specialized clinical research organization, for $77.1 million in cash. CRI Lifetree focuses on the conduct and design of early stage, patient population studies, and is therapeutically focused in human abuse liability, addiction, pain, psychiatry, neurology, pediatric and infectious disease services. CRI Lifetree has approximately 250 full-time employees and has three clinic locations: Marlton, NJ, Philadelphia, PA, and Salt Lake City, UT. In addition to inpatient and outpatient studies, CRI Lifetree provides highly-specialized early phase research support services such as data management, biostatistics, and study report writing.

        In order to fund the acquisition of CRI Lifetree, KKR made an equity contribution of $13.5 million in cash and we increased our first lien term loan borrowings by $65.0 million. The acquisition of CRI Lifetree was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, we recorded approximately $51.7 million of goodwill, of which $15.4 million is tax deductible. Factors that contributed to the recognition of goodwill for the acquisition included expected growth rates and profitability of CRI Lifetree and expected synergies with our existing operations. Anticipated synergies include lower selling, general and administrative expenses, including reduced labor and facilities costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, as the acquisition serves to significantly expand the Company's Phase I to Phase II services.

        The results of operations for CRI Lifetree are included in our consolidated financial statements from the date of acquisition.

        Since December 31, 2013, goodwill increased by $2.0 million, primarily as a result of adjustments to the acquired intangible assets.

Acquisition of ClinStar

        On February 28, 2013, we acquired all of the outstanding member's interest of ClinStar, a contract research organization and logistics provider based in the United States with operations in Eastern Europe, for $45.0 million in cash and contingent consideration in the form of a potential earn-out payment of up to $5.0 million. The earn-out payment is contingent upon the achievement of certain revenue and earnings targets during the 24-month period following closing. We recognized a liability of approximately $3.7 million as the estimated acquisition date fair value of the earn-out; the fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Any change in the fair value of the earn-out subsequent to the acquisition date will be recognized in earnings in the period of the change. The fair value of the contingent consideration changed by $0.4 million, $(1.1) million and $0.5 million during the Predecessor 2013 Period, Successor 2013 Period, and the year ended December 31, 2014, respectively. During the year ended December 31, 2014, we paid $1.6 million of the contingent consideration. The remaining contingent consideration is a current liability at December 31, 2014, totaling $1.9 million, and is recorded in accrued expenses.

        The acquisition of ClinStar was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, we recorded approximately $15.1 million of goodwill, a portion of which is deductible for income tax purposes. Factors that contributed to the recognition of goodwill for the acquisition included expected growth rates and profitability of ClinStar and expected synergies with our existing operations. Anticipated synergies include lower selling, general and administrative expenses, including reduced labor and facilities costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, as the acquisition serves to significantly increase the Company's presence in Eastern Europe.

        The results of operations for ClinStar are included in our consolidated financial statements from the date of acquisition.

Joint Ventures

        In December 2012, PRA and WuXi signed a joint venture agreement to offer a broad platform of Phase I-IV clinical trial services in China, Hong Kong and Macau. The joint venture provides services including clinical trial monitoring, project management, regulatory strategy and submissions, data management, biostatistics, drug safety reporting, and medical monitoring. The clinical operations of WuXi and PRA in China were combined to operate as an independent contract research organization, WuXiPRA Clinical Research Co., Ltd, or WuxiPRA; the joint venture is jointly owned by PRA (49%) and WuXi (51%).

        We contributed $4.6 million to the joint venture during March 2013, and recorded a $2.1 million, $0.7 million and $0.8 million reduction to the investment balance during the year ended December 31, 2014, the Successor 2013 Period and the Predecessor 2013 Period, respectively, for our equity in the venture's net loss for the period, which is recorded in the equity in losses of unconsolidated joint ventures, net of tax in our consolidated statement of operations. The investment will be adjusted for our equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting. The investment in WuXiPRA totaled $1.0 million and $3.0 million at December 31, 2014 and December 31, 2013, respectively.

        In March 2013, RPS entered into a joint venture agreement with A2 Healthcare Corporation (formerly part of Asklep, Inc.). The joint venture provides research and development outsourcing solutions in Japan to the biopharmaceutical and medical device industries. This joint venture is based in Tokyo, Japan and is owned by PRA (49%) and A2 Healthcare Corporation (51%). On October 17, 2014, the joint venture changed its name from RPS Asklep, Inc. to A2PRA Corporation, or A2PRA. The Successor Company recorded a $0.1 million reduction to the investment balance during the year ended December 31, 2014 and there was no change in the investment balance during the Successor 2013 Period, for our equity in the venture's net loss for the period, which is recorded in the equity in losses of unconsolidated joint venture, net of tax in our consolidated statement of operations. The investment will be adjusted for RPS's equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting. The investment in A2PRA totaled $0.2 million and $0.3 million at December 31, 2014 and December 31, 2013, respectively.

Sources of Revenue

        Total revenues are comprised of service revenue and reimbursement revenue, each of which is described below.

Service Revenue

        We generally enter into contracts with customers to provide services with payments based on either fixed-fee, time and materials, or fee-for-service arrangements. Revenue for services is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable, services have been rendered, and collectability is reasonably assured.

        Once these criteria have been met, we recognize revenue for the services provided on fixed-fee contracts based on the proportional performance methodology, which determines the proportion of outputs or performance obligations which have been completed or delivered compared to the total contractual outputs for performance obligations. To measure performance, we compare the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical location involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Revenue from time and materials contracts is recognized as hours are incurred. Billable hours typically fluctuate during the terms of individual contracts, as services we provide generally increase at the beginning of a study and decrease toward the end of a study. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed.

        A majority of our contracts undergo modifications over the contract period and our contracts provide for these modifications. During the modification process, we recognize revenue to the extent we incur costs, provided client acceptance and payment is deemed reasonably assured.

        We often offer volume discounts to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

        Most of our contracts can be terminated by the client either immediately or after a specified period, typically 30 to 60 days, following notice. In the case of early termination, these typically contracts require payment to us of fees earned to date, the fees, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Based on ethical, regulatory, and health considerations, this wind-down activity may continue for several quarters or years. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

        Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the total contract price result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined.

        Our service revenue was $1,266.6 million for the year ended December 31, 2014, $324.4 million for the Successor 2013 Period, $508.5 million for the Predecessor 2013 Period and $597.1 million for the year ended December 31, 2012. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

        Our service revenues are derived from a wide range of client types. During the year ended December 31, 2014, we derived 42% of our service revenue from large pharmaceutical companies, 19% of our service revenue from small- to mid-sized pharmaceutical companies, 26% of our service revenue from large biotechnology companies and 13% of our service revenue from emerging biotechnology companies. For the years ended December 31, 2014, 2013, and 2012, our top five clients represented approximately 38%, 30%, and 33%, respectively, of service revenue; this revenue was derived from a combination of fixed-fee contracts, fee-for-service contracts and time and materials contracts. No client or individual project accounted for 10% or more of service revenue for the years ended December 31, 2014, 2013, and 2012.

Reimbursement Revenue and Reimbursable Out-of-Pocket Costs

        We incur out-of-pocket costs, which are reimbursable by our customers. We include these out-of-pocket costs as reimbursement revenue and reimbursable out-of-pocket expenses in our consolidated statement of operations.

        As is customary in our industry, we also routinely enter into separate agreements on behalf of our clients with independent physician investigators in connection with clinical trials. We also receive funds from our clients for investigator fees, which are netted against the related costs, since such fees are the obligation of our clients, without risk or reward to us. We are not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, we do not pay the independent physician investigator until funds are received from the client. Accordingly, unlike reimbursable out-of-pocket costs, we do not recognize these investigator fees in revenue.

        Reimbursement costs and investigator fees are not included in our backlog because they are pass-through costs to our clients.

        We believe that the fluctuations in reimbursement costs and reimbursement revenue from period to period are not meaningful to our underlying performance.

Costs and Expenses

        Our costs and expenses are comprised primarily of our direct costs, selling, general and administrative costs, depreciation and amortization and income taxes. In addition, we incur reimbursable out-of-pocket expenses; however, as noted above, our reimbursable out-of-pocket expenses are directly offset by our reimbursement revenue. Since reimbursement revenue is offset by our out-of-pocket reimbursable expenses, we monitor and measure costs as a percentage of service revenue rather than total revenue as we believe this is a more meaningful comparison and better reflects the operations of our business.

Direct Costs

        Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the year ended December 31, 2014, the Successor 2013 Period, the Predecessor 2013 Period and the year ended December 31, 2012, the labor-related charges were 94.8%, 96.5%, 93.3% and 92.0% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 5.1%, 2.1%, 3.4% and 4.8% of total direct costs for the year ended December 31, 2014, the Successor 2013 Period, the Predecessor 2013 Period and the year ended December 31, 2012, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 5.2%, 3.5%, 6.7% and 8.0% of total direct costs for the year ended December 31, 2014, the Successor 2013 Period, the Predecessor 2013 Period and the year ended December 31, 2012, respectively.

        Historically, direct costs have increased with an increase in service revenues. The future relationship between direct costs and service revenues may vary from historical relationships. In the year ended December 31, 2014, the Successor 2013 Period, the Predecessor 2013 Period and the year ended December 31, 2012, direct costs represented 67.8%, 68.7%, 59.8% and 60.1%, respectively, of service revenues. On a forward looking basis, as a result of the acquisition of RPS which operates at a lower margin than we have historically experienced, we expect our direct costs as a percent of service revenue to be in the 65% to 70% range. Several factors will cause direct costs to decrease as a percentage of service revenues. Deployment of our billable staff in an optimally efficient manner has the most impact on our ratio of direct cost to service revenue. The most effective deployment of our staff is when they are fully engaged in billable work and are accomplishing contract related activities at a rate that meets or exceeds budgeted targets. We also seek to optimize our efficiency by performing work using the employee with the lowest cost. Generally, the following factors may cause direct costs to increase as a percentage of service revenues: our staff are not fully deployed, as is the case when there are unforeseen cancellations or delays, or when our staff are accomplishing tasks at levels of effort that exceed budget, such as rework; as well as pricing pressure from increased competition.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of administration payroll and benefits, marketing expenditures, and overhead costs such as information technology and facilities costs. These expenses also include central overhead costs that are not directly attributable to our operating business and include certain costs related to insurance, professional fees and property.

Loss on Modification or Extinguishment of Debt

        Loss on modification of debt consists of debt financing costs that were expensed due to the modification of Predecessor and Successor debt as a result of debt amendments or debt repayments.

        Loss on extinguishment of debt consists of previously capitalized unamortized debt financing costs and prepayment penalty that were expensed as a result of the extinguishment of Predecessor debt as a result of the PRA Acquisition and Successor debt as a result of the repricing and the debt repayment in conjunction with our IPO.

Transaction-Related Costs

        Transaction-related costs consist of expenses incurred that relate directly to the KKR Transaction, the acquisition of RPS, and the acquisition of CRI Lifetree. These expenses include attorney, accounting, advisory fees, and transaction-related bonuses.

Depreciation and Amortization

        Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to seven years for computer hardware and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets. Customer relationships, backlog and finite-lived trade names are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis. In accordance with generally accepted accounting principles, we do not amortize goodwill and indefinite-lived intangible assets.

Income Taxes

        Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions. Our effective tax rate is also impacted by tax credits and the establishment or release of deferred tax asset valuation allowances and tax reserves, as well as significant non-deductible items such as portions of transaction-related costs.

        Foreign subsidiaries are taxed separately in their respective jurisdictions. We have foreign net operating loss carryforwards in some jurisdictions. The carryforward periods for these losses vary from five years to an indefinite carryforward period depending on the jurisdiction. Our ability to offset future taxable income with the net operating loss carryforwards may be limited in certain instances, including changes in ownership.

Exchange Rate Fluctuations

        The majority of our foreign operations transact in the Euro or Pound Sterling. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. Dollars using the following average exchange rates:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	Year Ended December 31, 2012
U.S. Dollars per:
Euro	1.33	1.35	1.32	1.29
Pound Sterling	1.65	1.61	1.54	1.58

Results of Operations

Year Ended December 31, 2014 Compared to Predecessor 2013 Period

	Successor	Predecessor
(in thousands)	Year Ended December 31, 2014	January 1, 2013 - September 22, 2013
Revenue
Service revenue	$1,266,596	$508,539
Reimbursement revenue	192,990	103,531

Total revenue	1,459,586	612,070
Operating expenses
Direct costs	859,218	304,102
Reimbursable out-of-pocket costs	192,990	103,531
Selling, general and administrative	253,970	142,880
Transaction-related costs	—	47,486
Depreciation and amortization	96,564	25,144
Loss on disposal of fixed assets	5	225

Income (loss) from operations	56,839	(11,298)
Interest expense, net	(81,939)	(32,719)
Loss on modification or extinguishment of debt	(25,036)	(21,678)
Foreign currency gains (losses), net	10,538	(3,641)
Other expense, net	(2,254)	(530)

Loss before income taxes and equity in losses of unconsolidated joint ventures	(41,852)	(69,866)
Benefit from income taxes	(8,154)	(22,079)

Loss before equity in losses of unconsolidated joint ventures	(33,698)	(47,787)
Equity in losses of unconsolidated joint ventures, net of tax	(2,044)	(603)

Net loss	$(35,742)	$(48,390)

        Service revenue was $1,266.6 million for the year ended December 31, 2014 and $508.5 million for the Predecessor 2013 Period. Service revenue in the year ended December 31, 2014 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, and the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increased levels of new business awards and backlog acquired in connection with our acquisitions had the effect of increasing our backlog by $734.2 million as of December 31, 2014 as compared to September 22, 2013. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients. The acquisitions of ClinStar, RPS and CRI Lifetree resulted in $496.0 million of incremental revenue during the year ended December 31, 2014.

        Direct costs were $859.2 million for the year ended December 31, 2014 and $304.1 million for the Predecessor 2013 Period. Direct costs were 67.8% of service revenue for the year ended December 31, 2014 and 59.8% of service revenue during the Predecessor 2013 Period. The 8.0% increase in direct costs as a percentage of service revenue is due to an increase in salaries and benefits as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies. In addition, a significant portion of the increase in salaries and benefits relates to the acquisition of RPS, which typically requires higher staffing levels and which operates at a lower margin than we have historically experienced.

        Selling, general and administrative expenses were $254.0 million for the year ended December 31, 2014 and $142.9 million for the Predecessor 2013 Period. Selling, general and administrative expenses were 20.1% of service revenue for the year ended December 31, 2014 and 28.1% of service revenue during the Predecessor 2013 Period. The 8.0% decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to a decrease in salaries and benefits as we realize synergies from our acquisitions, and our continued leverage of our selling and administrative functions, partially offset by the termination fee of $11.9 million we paid KKR in connection with the completion of the IPO. Additionally, the Predecessor 2013 Period included $23.6 million in stock-based compensation expense associated with the payment we made to holders of vested service-based stock options in connection with the February 2013 dividend to option holders and the accelerated vesting of unvested options related to the KKR Transaction in the Predecessor 2013 Period.

        There were no transaction-related costs for year ended December 31, 2014 and transaction-related costs were $47.5 million during the Predecessor 2013 Period. The costs incurred in the Predecessor 2013 Period were attributable to the KKR Transaction and the acquisition of ClinStar.

        Depreciation and amortization expense was $96.6 million for the year ended December 31, 2014 and $25.1 million for the Predecessor 2013 Period. Depreciation and amortization expense was 7.6% of service revenue for the year ended December 31, 2014 and 4.9% of service revenue during the Predecessor 2013 Period. The increase in depreciation and amortization expense as a percentage of service revenue is primarily related to the increased amortization expense resulting from the KKR Transaction and the acquisitions of RPS and CRI Lifetree.

        Interest expense, net was $81.9 million for the year ended December 31, 2014 and $32.7 million for the Predecessor 2013 Period. Interest expense was 6.5% of service revenue for the year ended December 31, 2014 and 6.4% of service revenue during the Predecessor 2013 Period. The 0.1% increase in interest expense as a percentage of service revenue was related to the additional debt incurred related to the September 2013 refinancing transactions.

        Loss on modification or extinguishment of debt costs were $25.0 million for the year ended December 31, 2014 and $21.7 million for the Predecessor 2013 Period. The loss on modification or extinguishment of debt of $25.0 million incurred in the year ended December 31, 2014 was due to the loss on modification debt of $1.4 million as a result of our repricing transaction which took place on March 24, 2014, and the loss on modification debt of $23.7 million due to a $14.3 million prepayment penalty and $9.4 million of unamortized debt costs being written-off as a result of our repayment which took place on November 18, 2014 in conjunction with our IPO. The Predecessor 2013 Period amount is primarily attributable to the write-off of $15.2 million of previously recorded unamortized debt issuance costs and a prepayment penalty of $4.8 million during the Predecessor 2013 Period, which was due to the KKR Transaction.

        Foreign currency gains (losses), net, were gains of $10.5 million for the year ended December 31, 2014 and losses of $3.6 million for the Predecessor 2013 Period. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar and the settling and revaluation of accounts that are denominated in currency other than the U.S. dollar.

        Benefit from income taxes was $8.2 million for the year ended December 31, 2014 and $22.1 million for the Predecessor 2013 Period. Our effective tax rate was 19.5% during the year ended December 31, 2014 and 31.5% in the Predecessor 2013 Period. The decrease in the effective tax rate of 12.0% was primarily attributable an increase in the amount accrued for uncertain tax positions.

Year Ended December 31, 2014 Compared to Successor 2013 Period

	Successor	Successor
(in thousands)	Year Ended December 31, 2014	September 23, 2013 - December 31, 2013
Revenue
Service revenue	$1,266,596	$324,362
Reimbursement revenue	192,990	54,854

Total revenue	1,459,586	379,216
Operating expenses
Direct costs	859,218	222,776
Reimbursable out-of-pocket costs	192,990	54,854
Selling, general and administrative	253,970	69,730
Transaction-related costs	—	29,180
Depreciation and amortization	96,564	25,333
Loss on disposal of fixed assets	5	—

Income (loss) from operations	56,839	(22,657)
Interest expense, net	(81,939)	(23,703)
Loss on modification or extinguishment of debt	(25,036)	(7,211)
Foreign currency gains (losses), net	10,538	(4,117)
Other (expense) income, net	(2,254)	1,180

Loss before income taxes and equity in losses of unconsolidated joint ventures	(41,852)	(56,508)
Benefit from income taxes	(8,154)	(17,186)

Loss before equity in losses of unconsolidated joint ventures	(33,698)	(39,322)
Equity in losses of unconsolidated joint ventures, net of tax	(2,044)	(621)

Net loss	$(35,742)	$(39,943)

        Service revenue was $1,266.6 million for the year ended December 31, 2014 and $324.4 million for the Successor 2013 Period. Service revenue in the year ended December 31, 2014 benefited from an increase in billable hours and was offset in part by a decrease in the effective rate of the hours billed on our studies. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, and the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The decrease in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients. In addition, a portion of the effective rate decrease is related to certain customers in our portfolio receiving more favorable pricing depending on the volume of business they contract with us. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The acquisition of CRI Lifetree resulted in $31.5 million of incremental revenue during the year ended December 31, 2014.

        Direct costs were $859.2 million for the year ended December 31, 2014 and $222.8 million for the Successor 2013 Period. Direct costs were 67.8% of service revenue for the year ended December 31, 2014 and 68.7% of service revenue during the Successor 2013 Period. The 0.9% decrease in direct costs as a percentage of service revenue is primarily related to a decrease in salaries and benefits expense, which was driven by our continued focus on leveraging our billable staff and the continued integration of our acquisitions.

        Selling, general and administrative expenses were $254.0 million for the year ended December 31, 2014 and $69.7 million for the Successor 2013 Period. Selling, general and administrative expenses were 20.1% of service revenue for the year ended December 31, 2014 and 21.5% of service revenue during the Successor 2013 Period. The 1.4% decrease in selling, general and administrative expenses as a percentage of service revenue was primarily related to a decrease in salaries and benefits as we realize synergies from our acquisitions and our continued leverage of our selling and administrative functions, partially offset by the termination fee of $11.9 million we paid KKR in connection with the completion of the IPO.

        There were no transaction-related costs for year ended December 31, 2014 and transaction-related costs were $29.2 million during the Successor 2013 Period. The costs incurred in the Successor 2013 Period were attributable to the KKR Transaction and the acquisition of CRI Lifetree.

        Depreciation and amortization expense was $96.6 million for the year ended December 31, 2014 and $25.3 million for the Successor 2013 Period. Depreciation and amortization expense 7.6% of service revenue for the year ended December 31, 2014 and 7.8% of service revenue during the Successor 2013 Period. The small decrease in depreciation and amortization expense as a percentage of total revenue is primarily due to the finalizing of our intangible asset valuations associated with the Merger and the RPS, ClinStar and CRI Lifetree acquisitions.

        Interest expense, net was $81.9 million for the year ended December 31, 2014 and $23.7 million for the Successor 2013 Period. Interest expense was 6.5% of service revenue for the year ended December 31, 2014 and 7.3% of service revenue during the Successor 2013 Period. The 0.8% decrease in interest expense as a percentage of total revenue was primarily related to the March 2014 repricing and the repayment of debt following our IPO.

        Loss on modification or extinguishment of debt costs were $25.0 million for the year ended December 31, 2014 and $7.2 million for the Successor 2013 Period. The loss on modification or extinguishment of debt of $25.0 million incurred in the year ended December 31, 2014 was due to the loss on modification debt of $1.4 million as a result of our repricing transaction which took place on March 24, 2014, and the loss on modification debt of $23.7 million due to a $14.3 million prepayment penalty and $9.4 million of unamortized debt costs being written-off as a result of our repayment which took place on November 18, 2014 in conjunction with the IPO. The Successor 2013 Period amount represented a bank financing fee of $5.6 million on the bridge loan associated with the KKR Transaction that was not needed due to the successful completion of the offering of our Senior Notes and a loss of $1.6 million related to debt financing cost expensed as a result of the additional borrowings on December 2, 2013.

        Foreign currency gains (losses), net, were gains of $10.5 million for the year ended December 31, 2014 and losses of $4.1 million for the Successor 2013 Period. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar and the settling and revaluation of accounts that are denominated in currency other than the U.S. dollar.

        Benefit from income taxes was $8.2 million for the year ended December 31, 2014 and $17.2 million for the Successor 2013 Period. Our effective tax rate was 19.5% during the year ended December 31, 2014 and 30.3% in the Successor 2013 Period. The decrease in the effective tax rate of 10.8% were primarily attributable to an increase in the amount accrued for uncertain tax positions.

Predecessor 2013 Period Compared to Year Ended December 31, 2012

	Predecessor	Predecessor
(in thousands)	January 1, 2013 - September 22, 2013	Year Ended December 31, 2012
Revenue
Service revenue	$508,539	$597,072
Reimbursement revenue	103,531	102,664

Total revenue	612,070	699,736
Operating expenses
Direct costs	304,102	358,572
Reimbursable out-of-pocket costs	103,531	102,664
Selling, general and administrative	142,880	160,643
Transaction-related costs	47,486	—
Depreciation and amortization	25,144	30,687
Loss on disposal of fixed assets	225	1,560

(Loss) income from operations	(11,298)	45,610
Interest expense, net	(32,719)	(32,823)
Loss on modification or extinguishment of debt	(21,678)	(9,683)
Foreign currency losses, net	(3,641)	(7,841)
Other (expense) income, net	(530)	183

Loss before income taxes and equity in losses of unconsolidated joint ventures	(69,866)	(4,554)
Benefit from income taxes	(22,079)	(1,847)

Loss before equity in losses of unconsolidated joint ventures	(47,787)	(2,707)
Equity in losses of unconsolidated joint ventures, net of tax	(603)	—

Net loss	$(48,390)	$(2,707)

        Service revenue was $508.5 million for the Predecessor 2013 Period and $597.1 million for the year ended December 31, 2012. Service revenue in the Predecessor 2013 Period benefited from an increase in billable hours and was offset in part by a decrease in the effective rate of the hours billed on our studies. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, and the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The decrease in our effective rate is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients. In addition, a portion of the effective rate decrease is related to certain customers in our portfolio receiving more favorable pricing depending on the volume of business they contract with us. Also, during the Predecessor 2013

Period we acquired ClinStar, which resulted in $16.7 million of incremental revenue during the Predecessor 2013 Period.

        Direct costs were $304.1 million for the Predecessor 2013 Period and $358.6 million for the year ended December 31, 2012. Direct costs were 59.8% of total revenue during the Predecessor 2013 Period and 60.1% of service revenue for the year ended December 31, 2012. The 0.3% decrease in direct costs as a percentage of service revenue is related to a decrease in salaries and benefits expense. The primary drivers of the decrease in salaries and benefit expense were our continued focus on leveraging our billable staff and a decrease in contract labor costs. The decrease in contract labor costs was due to the hiring permanent employees to replace temporary staff.

        Selling, general and administrative expenses were $142.9 million for the Predecessor 2013 Period and $160.6 million for the year ended December 31, 2012. Selling, general and administrative expenses were 28.1% of service revenue during the Predecessor 2013 Period and 26.9% of service revenue for the year ended December 31, 2012. The 1.2% increase in selling, general and administrative expenses as a percentage of service revenue was primarily related to a $13.0 million increase in stock-based compensation expense associated with the payment we made to holders of vested service-based stock options in connection with the February 2013 dividend to option holders and the accelerated vesting of unvested options in connection with the KKR Transaction, offset by a $6.9 million decrease in overall selling, general and administrative expenses as we continue to leverage our support staff and administrative functions.

        Transaction-related costs were $47.5 million during the Predecessor 2013 Period and there were no transaction-related costs for year ended December 31, 2012. The costs incurred in the Predecessor 2013 Period were attributable to the KKR Transaction and the acquisition of ClinStar.

        Depreciation and amortization expense was $25.1 million for the Predecessor 2013 Period and $30.7 million for the year ended December 31, 2012. Depreciation and amortization expense was 4.9% of service revenue during the Predecessor 2013 Period and 5.1% of service revenue for the year ended December 31, 2012. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily related to the continued amortization of our acquisition related intangibles which are amortized on an accelerated basis, which aligns the time period over which the cash flows of each respective intangible asset is generated with the time period over which the asset is amortized.

        (Loss) income from operations was a loss of $11.3 million for the Predecessor 2013 Period and income of $45.6 million for the year ended December 31, 2012. The decrease in income from operations of $56.9 million is due to the aforementioned items.

        Interest expense, net was $32.7 million for the Predecessor 2013 Period and $32.8 million for the year ended December 31, 2012. Interest expense was 6.4% of service revenue during the Predecessor 2013 Period and 5.5% of service revenue for the year ended December 31, 2012. The 0.9% increase in interest expense as a percentage of service revenue was related to the additional debt incurred related to the December 2012 and February 2013 refinancing transactions.

        Loss on modification or extinguishment of debt costs were $21.7 million for the Predecessor 2013 Period and $9.7 million for the year ended December 31, 2012. The Predecessor 2013 Period amount is attributable to the write-off of $15.2 million of previously recorded unamortized debt issuance costs and a prepayment penalty of $4.8 million during the Predecessor 2013 Period. The loss on modification or extinguishment of debt of $9.7 million incurred in the year ended December 31, 2012 was due to unamortized debt costs being written-off as a result of our refinancing which took place on December 10, 2012.

        Foreign currency losses, net, were $3.6 million for the Predecessor 2013 Period and $7.8 million for the year ended December 31, 2012. The foreign exchange losses are due to fluctuations in the U.S. dollar and the settling and revaluation of accounts that are denominated in currency other than the U.S. dollar.

        Benefit from income taxes was $22.1 million for the Predecessor 2013 Period and $1.8 million for the year ended December 31, 2012. The increase of $20.2 million was primarily attributable a larger loss before income taxes. Our effective tax rate was 31.5% in the Predecessor 2013 Period and 40.6% during the year ended December 31, 2012. The decrease in the effective tax rate is primarily attributable to transaction costs incurred in the Predecessor 2013 Period; the impact of the foreign rate differential, foreign earnings currently taxed in the United States under Subpart F and deemed dividends under Internal Revenue Code Section 956. The change in the geographic distribution of earnings, largely due to the significant change in the United States pre-tax loss, changed the impact of these items on a percentage basis in Predecessor 2013 Period thereby decreasing the effective tax rate. Also, in 2012 there was an increase in our liability for uncertain tax positions related to state income taxes and an audit of our Canadian subsidiary. The increase in the uncertain tax position for state income taxes was related to an increase of potential exposure in certain states for which the Company has concluded it might have nexus. The increase in the uncertain tax position for the audit of Canadian subsidiary was related to a proposed adjustment from the Canadian Revenue Agency related to transfer pricing for the 2007 and 2008 tax years. These items resulted in an increase in tax expense. When the positive tax expense is calculated as a percentage of the overall pretax loss, the amount results in a negative adjustment to the rate in the amount of 27.8%.

Successor 2013 Period Compared to Year Ended December 31, 2012

	Successor	Predecessor
(in thousands)	September 23, 2013 - December 31, 2013	Year Ended December 31, 2012
Revenue
Service revenue	$324,362	$597,072
Reimbursement revenue	54,854	102,664

Total revenue	379,216	699,736
Operating expenses
Direct costs	222,776	358,572
Reimbursable out-of-pocket costs	54,854	102,664
Selling, general and administrative	69,730	160,643
Transaction-related costs	29,180	—
Depreciation and amortization	25,333	30,687
Loss on disposal of fixed assets	—	1,560

(Loss) income from operations	(22,657)	45,610
Interest expense, net	(23,703)	(32,823)
Loss on modification or extinguishment of debt	(7,211)	(9,683)
Foreign currency losses, net	(4,117)	(7,841)
Other income, net	1,180	183

Loss before income taxes and equity in losses of unconsolidated joint ventures	(56,508)	(4,554)
Benefit from income taxes	(17,186)	(1,847)

Loss before equity in losses of unconsolidated joint ventures	(39,322)	(2,707)
Equity in losses of unconsolidated joint ventures, net of tax	(621)	—

Net loss	$(39,943)	$(2,707)

        Service revenue was $324.4 million for the Successor 2013 Period and $597.1 million for the year ended December 31, 2012. Service revenue in the Successor 2013 Period benefited from an increase in billable hours and was offset in part by a decrease in the effective rate of the hours billed on our studies. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active which is driven by the life cycles of projects that were active during the period, and the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increased levels of new business awards and backlog acquired in connection with our acquisitions had the effect of increasing our backlog by $556.8 million as of December 31, 2013 compared to December 31, 2012. The decrease in our effective rate is attributable to contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients. In addition, a portion of the effective rate decrease is related to certain customers in our portfolio receiving more favorable pricing depending on the volume of business they contract with us. Also, during 2013 we acquired ClinStar, RPS and CRI Lifetree, which resulted in $131.0 million of incremental revenue during the Successor 2013 Period.

        Direct costs were $222.8 million for the Successor 2013 Period and $358.6 million for the year ended December 31, 2012. Direct costs were 68.7% of service revenue during the Successor 2013 Period and 60.1% of service revenue for the year ended December 31, 2012. The 8.6% increase in direct costs as a percentage of service revenue is due to an increase in salaries and benefits as we continue to hire billable staff to support our current projects and our growing portfolio of studies. In addition, a portion of the increase in salaries and benefits relates to the acquisition of RPS, which typically requires higher staffing levels and which operates at a lower margin than we have historically experienced.

        Selling, general and administrative expenses were $69.7 million for the Successor 2013 Period and $160.6 million for the year ended December 31, 2012. Selling, general and administrative expenses were 21.5% of service revenue during the Successor 2013 Period and 26.9% of service revenue for the year ended December 31, 2012. The 5.4% decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to the non-recurrence of $9.8 million of stock-based compensation expense recorded in 2012 associated with the payment we made to holders of vested service- based stock options in connection with the December 2012 dividend and a $7.7 million decrease in overall selling, general and administrative expense as we realize synergies from our acquisitions and continue to leverage our selling and administrative functions.

        Transaction-related costs were $29.2 million during the Successor 2013 Period and there were no transaction-related costs for year ended December 31, 2012. The costs incurred in the Successor 2013 Period were attributable to the KKR Transaction and the acquisition of CRI Lifetree.

        Depreciation and amortization expense was $25.3 million for the Successor 2013 Period and $30.7 million for the year ended December 31, 2012. The increase in depreciation and amortization expense as a percentage of total revenue (7.8% for the Successor 2013 Period and 5.1% for the year ended December 31, 2012) is primarily related to the increased amortization expense resulting from the KKR Transaction and the acquisitions of RPS and CRI Lifetree.

        (Loss) income from operations was a loss of $22.7 million for the Successor 2013 Period and income of $45.6 million for the year ended December 31, 2012. The decrease in income from operations was due to the aforementioned items.

        Interest expense, net was $23.7 million for the Successor 2013 Period and $32.8 million for the year ended December 31, 2012. Interest expense was 7.3% of service revenue during the Successor 2013 Period and 5.5% of service revenue for the year ended December 31, 2012. The 1.8% increase in interest expense as a percentage of total revenue was primarily related to the additional debt incurred related to the KKR Transaction and the acquisition of CRI Lifetree.

        Loss on modification or extinguishment of debt costs were $7.2 million for the Successor 2013 Period and $9.7 million for the year ended December 31, 2012. The Successor 2013 Period amount represented a bank financing fee of $5.6 million on the bridge loan associated with the KKR Transaction that was not needed due to the successful completion of the offering of our Senior Notes and a loss of $1.6 million related to debt financing cost expensed as a result of the additional borrowings on December 2, 2013. The loss on modification or extinguishment of debt of $9.7 million incurred in the year ended December 31, 2012 was due to unamortized debt costs being written-off as a result of our refinancing which took place on December 10, 2012.

        Foreign currency losses, net, were $4.1 million for the Successor 2013 Period and $7.8 million for the year ended December 31, 2012. The foreign exchange losses are due to fluctuations in the U.S. dollar and the settling and revaluation of accounts that are denominated in currency other than the U.S. dollar.

        Benefit from income taxes was $17.2 million for the Successor 2013 Period and $1.8 million for the year ended December 31, 2012. The increase of $15.3 million was primarily attributable a larger loss before income taxes due to increased transaction-related costs, increased interest expense and increased amortization on acquisition related intangible assets. Our effective tax rate was 30.3% in the Successor 2013 Period and 40.6% during the year ended December 31, 2012. The decrease in the effective tax rate is primarily attributable to transaction costs incurred in the Successor 2013 Period, the impact of the foreign rate differential, foreign earnings currently taxed in the United States under Subpart F and deemed dividends under Internal Revenue Code Section 956. The change in the geographic distribution of earnings, largely due to the significant change in the United States pre-tax loss, changed the impact of these items on a percentage basis in the Successor 2013 Period thereby decreasing the effective tax rate. Also, in 2012 there was an increase in our liability for uncertain tax positions related to state income taxes and an audit of our Canadian subsidiary. The increase in the uncertain tax position for state income taxes was related to an increase of potential exposure in certain states for which the Company has concluded it might have nexus. The increase in the uncertain tax position for the audit of Canadian subsidiary was related to a proposed adjustment from the Canadian Revenue Agency related to transfer pricing for the 2007 and 2008 tax years. These items resulted in an increase in tax expense. When the positive tax expense is calculated as a percentage of the overall pretax loss, the amount results in a negative adjustment to the rate in the amount of 27.8%.

Seasonality

        Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients' budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

        We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of December 31, 2014, we had approximately $85.2 million of cash and cash equivalents of which $23.0 million is held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

        Cash collections from accounts receivable were $1,654.2 million during the year ended December 31, 2014, including $248.2 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $475.3 million during the Successor 2013 Period, including $61.5 million of funds received from customers to pay investigators, $797.0 million during the Predecessor 2013 Period, including $150.4 million of funds received from customers to pay investigators, and $934.5 million during the year ended December 31, 2012, including $170.5 million of funds received from customers to pay investigators. The increase in cash collections during the year ended December 31, 2014, the Successor 2013 Period and the Predecessor 2013 Period is related to our increase in revenue, driven by an increase in new business awards and backlog and the acquisitions of ClinStar, RPS and CRI Lifetree and improved cash payment schedules contained in our master service agreements and our statements of work.

Discussion of Cash Flows

Cash Flow from Operating Activities

        During the year ended December 31, 2014, net cash provided by operations was $22.7 million compared to net cash used in operations of $23.9 million for the Successor 2013 Period. Cash provided by operating activities increased over the prior year as a result of an increase in our income from operations, primarily due to transaction-related costs incurred in connection with the KKR Transaction during the Successor 2013 Period. The increase was partially offset by increased net working capital, driven by an increase in our DSO, resulting from a change in customer composition after the acquisitions of ClinStar, RPS and CRI Lifetree.

        During the year ended December 31, 2014, net cash provided by operations was $22.7 million compared to net cash provided by operations of $49.2 million for the Predecessor 2013 Period. Cash provided by operating activities decreased over the prior year due to decreased cash flows from our net working capital, driven by outflows from accounts receivable and decreased inflows from accounts payable and other liabilities. The outflows from our accounts receivable is related to an increase in our DSO. The decreased inflows related to accounts payable and other liabilities is attributable a decrease in transaction-related expense associated with the KKR Transaction, which we had accrued for in the Predecessor 2013 Period.

        During the Successor 2013 Period, net cash used in operations was $23.9 million and net cash provided by operations was $99.3 million for the year ended December 31, 2012. Cash used in operating activities increased over the prior year due primarily to decreased cash flows from our net working capital, driven by inflows from accounts receivable and advanced billings, offset by increased outflows related to payments made on our accrued expenses and other liabilities. In addition, there was an increase in our loss from operations due to $29.2 million in transaction-related costs. The inflows from our accounts receivable are related to payments received from our customers during the Successor 2013 Period. The increased outflows related to accrued expenses and other liabilities' is attributable to our payment of transaction-related expense associated with the KKR Transaction accrued for in the Predecessor 2013 Period.

        During the Predecessor 2013 Period, net cash provided by operations was $49.2 million compared to $99.3 million for the year ended December 31, 2012. Cash provided by operating activities decreased over the prior year due to an increase in our loss from operations primarily due to transaction-related costs incurred in connection with the KKR Transaction and the ClinStar acquisition.

Cash Flow from Investing Activities

        Net cash used in investing activities was $12.3 million during the year ended December 31, 2014, compared to net cash used in investing activities of $1,019.0 million, $60.2 million and $18.1 million for the Successor 2013 Period, the Predecessor 2013 Period and the year ended December 31, 2012, respectively. During the year ended December 31, 2014, we made $27.3 million in purchases of fixed assets offset by $15.9 million in collections of an acquisition-related receivable due from the former owners of RPS and CRI Lifetree. During the Successor 2013 Period, PRA Holdings was acquired for $667.4 million by KKR and acquired RPS Holdings, Inc. for $268.7 million. During the Predecessor 2013 Period, we acquired ClinStar for $40.8 million and made $14.8 million in purchases of fixed assets. During the year ended December 31, 2012, we made $18.1 million in purchases of fixed assets.

Cash Flow from Financing Activities

        Net cash provided by financing activities during the year ended December 31, 2014 was $8.3 million compared to $1,115.0 million of net cash provided by financing activities during the Successor 2013 Period. During the year ended December 31, 2014, we received $328.0 million of net proceeds from the issuance of 19,523,255 shares of common stock in connection with our IPO. We repaid $308.8 million of previously existing bank and subordinated debt during the year ended December 31, 2014, of which $302.1 million was paid using proceeds from our IPO. In addition, we borrowed $105.0 million and repaid $115.0 million from our existing line of credit, which includes payments made on balances outstanding at December 31, 2013. During the Successor 2013 Period in connection with the KKR Transaction, the acquisition of RPS and the acquisition of CRI Lifetree, we borrowed funds under a new Senior Secured Credit Facility and issued Senior Notes, which resulted in $1,206.2 million of net borrowings. In addition, we repaid our then existing term loan and subordinated debt which resulted in a payment of $567.1 million. We also borrowed $50.0 million and repaid $40.0 million from our existing line of credit. In addition, we received $454.8 million of proceeds from the issuance of 38,782,463 shares of common stock in connection with the PRA Acquisition and $13.5 million from the issuance of 1,151,194 shares of common stock in connection with the CRI Lifetree Acquisition. In addition, former members of CRI Lifetree's management contributed $2.1 million to purchase 179,075 shares of our common stock. Finally, former members of RPS's management converted $1.8 million of RPS stock options and equity into 155,288 shares of our common stock. This conversion was accounted for as a non-cash transaction in our consolidated statement of cash flows.

        Net cash provided by financing activities during the year ended December 31, 2014 was $8.3 million compared to $37.3 million used in the Predecessor 2013 Period. During the year ended December 31, 2014, we received $328.0 million of net proceeds from the issuance of 19,523,255 shares of common stock in connection with our IPO. We repaid $308.8 million of previously existing bank and subordinated debt during the year ended December 31, 2014, of which $302.1 million was paid using proceeds from our IPO. In addition, we borrowed $105.0 million and repaid $115.0 million from our existing line of credit, which includes payments made on balances outstanding at December 31, 2013. During the Predecessor 2013 Period, we borrowed $93.2 million of incremental funds for the February 2013 acquisition of ClinStar and a payment of a dividend. The cash generated was offset by a $127.3 million use in the form of a dividend payment to our stockholders and the related payment to holders of vested service-based stock options in February 2013.

        Net cash provided by financing activities during the Successor 2013 Period was $1,115.0 million and $42.2 million used in the year ended 2012. During the Successor 2013 Period in connection with the KKR Transaction, the acquisition of RPS and the acquisition of CRI Lifetree, we borrowed funds under a new credit agreement and issued senior notes, which resulted in $1,206.2 million of net borrowings. In addition, we repaid our existing term loan and subordinated debt which resulted in a payment of $567.1 million. In addition, we borrowed $50.0 million and repaid $40.0 million from our existing line of credit. In addition, we received $454.8 million of proceeds from the issuance of 38,782,463 shares of common stock in connection with the PRA Acquisition and $13.5 million from the issuance of 1,151,194 shares of common stock in connection with the CRI Lifetree Acquisition. Also, former members of CRI Lifetree's management contributed $2.1 million to purchase 179,075 shares of our common stock. Finally, former members of RPS's management converted $1.8 million of RPS stock options and equity into 155,288 shares of our common stock. This conversion was accounted for as a non-cash transaction in our consolidated statement of cash flows. During the year ended December 31, 2012, we borrowed $283.7 million in the form of a term loan and repaid $222.5 million of previously existing bank and subordinated debt. The cash generated was offset by a $101.6 million dividend payment to our stockholders and the related payment to holders of vested service-based stock options in December 2012.

        Net cash used in financing activities in the Predecessor 2013 Period was $37.3 million and $42.2 million for the year ended December 2012. During the Predecessor 2013 Period, we borrowed $93.2 million of incremental funds for the February 2013 acquisition of ClinStar and a payment of a dividend. The cash generated was offset by a $127.3 million use in the form of a dividend payment to our stockholders and the related payment to holders of vested service-based stock options in February 2013. During the year ended December 31, 2012, we borrowed $283.7 million in the form of a term loan and repaid $222.5 million of previously existing bank and subordinated debt. The cash generated was offset by a $101.6 million dividend payment to our stockholders and the related payment to holders of vested service-based stock options in December 2012.

Indebtedness

        In September 2013, we entered into the Senior Secured Credit Facilities with a syndicate of banks led by UBS. We terminated our old credit facilities dated December 10, 2012. In September 2013, we also issued $375.0 million of our Senior Notes. The proceeds from our borrowings under the Senior Secured Credit Facilities and our issuance of the Senior Notes were used in conjunction with the acquisition by KKR, to fund the acquisition of RPS, repay existing debt, and pay for fees and expenses related to the aforementioned events. We paid $42.8 million of debt issuance costs in connection with the Senior Secured Credit Facilities and Senior Notes, which are recorded in deferred financing fees on the consolidated balance sheet.

        In September 2013, PRA Holdings signed a commitment letter with certain lenders for a senior secured one year bridge loan, or the bridge loan, to ensure financing would be available for the RPS Acquisition in the event that the offering of the Senior Notes was not closed by the date of closing of the RPS Acquisition. Due to the closing of the issuance of the Senior Notes, the bridge loan was terminated. At the closing of the issuance of the Senior Notes and the RPS Acquisition, a commitment fee of $5.6 million was paid to the lenders who provided the bridge loan commitment; this amount is included in the Loss on modification or extinguishment of debt line on the consolidated statement of operations.

        On December 2, 2013, we borrowed an incremental $65.0 million under our Senior Secured Term Loan Facility. The proceeds were used to fund the acquisition of CRI Lifetree.

        On March 24, 2014, we completed a repricing transaction associated with the first lien term loan that reduced the applicable margin from 4.0% to 3.5%. The repricing resulted in the write-off of $1.4 million in unamortized debt issuance costs, which are included in loss on modification or extinguishment of debt in the consolidated statement of operations.

        On November 18, 2014, we repaid $152.1 million in principal on our Senior Notes and $150.0 million in principal on our Term Loan using proceeds from our IPO. In accordance with the guidance in ASC 470-50, Debt-modifications and Extinguishments, the debt repayment was accounted for as a partial debt extinguishment. The repayment resulted in a $14.3 million prepayment penalty on our Senior Notes, as well as the write-off of $9.4 million in unamortized debt issuance costs, which are included in loss on modification or extinguishment of debt in the consolidated statement of operations.

Senior Secured Credit Facilities

        UBS Securities LLC, Jefferies Finance LLC, Credit Suisse Securities (USA) LLC, KKR Capital Markets LLC and Citigroup Global Markets Inc. act as joint lead arrangers and bookrunners for the Senior Secured Credit Facilities.

        The Senior Secured Credit Facilities provide senior secured financing of up to $1,015.0 million, consisting of:

  •
  the Senior Secured Term Loan Facility in an aggregate principal amount of up to $890.0 million; and

  •
  the Senior Secured Revolving Credit Facility in an aggregate principal amount of up to $125.0 million.

        The borrower of the Senior Secured Term Loan Facility and the Senior Secured Revolving Credit Facility is PRA Holdings, Inc. The Senior Secured Revolving Credit Facility includes borrowing capacity available for letters of credit up to $40.0 million and for up to $20.0 million of borrowings on same-day notice, referred to as swingline loans.

        On March 24, 2014, we entered into Amendment No. 1 to the Senior Secured Credit Agreement with UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto. Pursuant to this Amendment, among other terms contained therein, the principal amount of the Senior Secured Term Loan Facility was increased from $825.0 million to $890.0 million and all lenders agreed to exchange Initial Term Loans under the Senior Secured Term Loan Facility for Tranche B-1 Loans with applicable margins of LIBOR plus 3.50% per annum. In addition, this Amendment established a 1.00% premium to prepayments to the Senior Secured Term Loan Facility made on or prior to September 24, 2014.

        The Senior Secured Credit Facilities provides that we have the right at any time to request incremental term loans and/or revolving commitments in an aggregate principal amount of up to (a) $185.0 million, plus (b) all voluntary prepayments and corresponding voluntary commitment reductions of the Senior Secured Credit Facilities, other than from proceeds of refinancing indebtedness, prior to the date of any such incurrence, plus (c) an additional amount which, after giving effect to the incurrence of such amount, we would not exceed a consolidated net first lien leverage to consolidated EBITDA ratio of 4.5 to 1.0 pro forma for such incremental facilities, minus (d) the sum of (i) the aggregate principal amount of new term loan commitments and new revolving credit commitments incurred and (ii) the aggregate principal amount of certain other indebtedness incurred. The lenders under these facilities are not under any obligation to provide any such incremental commitments or loans, and any such addition of or increase in commitments or loans is subject to certain customary conditions precedent.

Interest Rate and Fees

        Borrowings under the Senior Secured Term Loan Facility and the Senior Secured Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR for the relevant interest period, plus an applicable margin; provided that solely with respect to the Senior Secured Term Loan Facility LIBOR shall be deemed to be no less than 1.00% per annum or (b) a base rate, or the Base Rate, equal to the highest of (1) the rate of interest established by the administrative agent as its prime rate in effect at its principal office in Stamford, Connecticut, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month, plus 1.00%, in each case, plus an applicable margin; provided that solely with respect to the Senior Secured Term Loan Facility the Base Rate shall be deemed to be no less than 2.00% per annum.

        The applicable margin for Base Rate borrowings under the Senior Secured Revolving Credit Facility is 3.00% per annum, for LIBOR borrowings under the Senior Secured Revolving Credit Facility is 4.00% per annum, for letter of credit loans under the Senior Secured Revolving Credit Facility is 4.00% per annum, for Base Rate borrowings under the Senior Secured Term Loan Facility is 2.50% per annum, for LIBOR borrowings under the Senior Secured Term Loan Facility is 3.50% per annum. The applicable margins under the Senior Secured Revolving Credit Facility will decrease, based upon PRA Holdings' achievement of certain specified consolidated net first lien leverage to consolidated EBITDA ratios.

        In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, PRA Holdings is required to pay a commitment fee of 0.50% per annum to the lenders under the Senior Secured Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate will be reduced to 0.375% subject to our achieving a consolidated net first lien leverage to consolidated EBITDA ratio of 3.25 to 1.0 on a given date. We are also required to pay customary letter of credit fees.

Prepayments

        The Senior Secured Credit Facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

  •
  50% of our annual Excess Cash Flow (as defined in the Senior Secured Credit Agreement) commencing with the first full fiscal year of the borrower following the date of the closing of the PRA Acquisition and the RPS Acquisition (which percentage will be reduced to 25% if PRA Holdings achieves a consolidated net first lien leverage to consolidated EBITDA ratio of less than or equal to 3.75 to 1.0, but greater than 3.25 to 1.0 on the date of prepayment for the most recent test period and no prepayment will be required if PRA Holdings achieves a consolidated net first lien leverage to consolidated EBITDA ratio of less than or equal to 3.25 to 1.0 on the date of prepayment for the most recent test period);

  •
  100% of the net cash proceeds of insurance proceeds of proceeds of a condemnation award in respect of any casualty to any equipment, fixed assets or real property;

  •
  100% of the net cash proceeds of permitted sale leasebacks; and

  •
  100% of the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property in excess of $20.0 million and subject to our right to reinvest the proceeds within 450 days following receipt of the net cash proceeds of such disposition.

        The foregoing mandatory prepayments will be applied first to accrued interest and fees and second, to the scheduled installments of principal of the Senior Secured Credit Facilities in direct order of maturity.

        We may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty (other than as set forth in the immediately succeeding paragraph), subject to reimbursements of the lenders' redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period.

Amortization and Final Maturity

        The Senior Secured Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Senior Secured Term Loan Facility, with the balance being payable on the date that is on or about September 23, 2020. Our voluntary prepayments made during 2014, using proceeds from the IPO, fully satisfy all required quarterly principal payments through maturity. Principal amounts outstanding under the Senior Secured Revolving Credit Facility are due and payable in full at maturity, on or about September 23, 2018.

Guarantee and Security

        All obligations of the borrower under the Senior Secured Credit Facilities are unconditionally guaranteed by us and all our material, wholly-owned U.S. restricted subsidiaries, with customary exceptions including where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences.

        All obligations of the borrower under the Senior Secured Credit Facilities, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the assets of the borrower and each guarantor, including but not limited to: (i) a perfected pledge of all of the capital stock issued by the borrower and each guarantor and (ii) perfected security interests in substantially all other tangible and intangible assets of the borrower and the guarantors (subject to certain exceptions and exclusions).

Certain Covenants and Events of Default

        The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

  •
  incur additional indebtedness and guarantee indebtedness;

  •
  enter into sale-leaseback transactions

  •
  create or incur liens;

  •
  engage in mergers or consolidations;

  •
  sell, transfer or otherwise dispose of assets;

  •
  restrict distributions to the borrower or restricted subsidiaries from their subsidiaries;

  •
  engage in certain transactions with affiliates;

  •
  pay certain dividends and distributions or repurchase our capital stock;

  •
  make investments, loans or advances, prepayments of junior financings or other restricted payments; and

  •
  change the conduct of business.

        Our Senior Secured Credit Facilities contain customary events of default (subject to exceptions, thresholds and grace periods), including, without limitation: (i) nonpayment of principal or interest; (ii) failure to perform or observe covenants; (iii) inaccuracy or breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy related events; (vi) impairment of certain security interests in collateral, guarantees or invalidity or unenforceability of certain Senior Secured Credit Facility documents; (vii) monetary judgment defaults; (viii) certain ERISA matters; and (ix) certain change of control events.

        In addition, the Senior Secured Revolving Credit Facility requires us to maintain a consolidated net first lien leverage to consolidated EBITDA ratio of 7.5 to 1.0 for any four consecutive fiscal quarters for which financial statements have been provided to the administrative agent as required by the Senior Secured Credit Agreement, when loans plus letters of credit under the Senior Secured Revolving Credit Facility (excluding (i) letters of credit existing on the date of the closing of the Senior Secured Credit Facilities and any extensions thereof, replacement letters of credit or letters of credit issued in lieu thereof, in each case, to the extent the face amount of such letters of credit is not increased above the face amount of the letter of credit being extended, replaced or substituted and (ii) other non-cash collateralized letters of credit in an aggregate amount not to exceed $15 million) are or would be outstanding in an amount exceeding 30.0% of the total facility amount under the Senior Secured Revolving Credit Facility.

        The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including a change of control.

Senior Notes

        PRA Holdings has $225.0 million aggregate principal amount of 9.5% senior notes outstanding, which mature on October 1, 2023, pursuant to the indenture. Interest on the notes is payable on April 1 and October 1 of each year.

Redemption

        On or prior to October 1, 2018, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date plus a make-whole premium as set forth in the indenture governing the Senior Notes.

        After October 1, 2018, we may redeem the Senior Notes, in whole or in part, at redemption prices specified in the indenture governing the Senior Notes.

Change of Control

        Upon the occurrence of a change of control, which is defined in the indenture, each holder of the notes has the right to require PRA Holdings to repurchase some or all of such holder's notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

        The indenture contains covenants limiting, among other things, PRA Health Sciences' ability and the ability of its restricted subsidiaries to (subject to certain exceptions):

  •
  incur additional debt or issue certain preferred shares;

  •
  pay dividends on or make other distributions in respect of capital stock, purchase or redeem equity interests of the issuer, prepay or repurchase subordinated indebtedness, make certain investments;

  •
  sell or transfer certain assets;

  •
  create liens on certain assets to secure debt;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into certain transactions with affiliates; and

  •
  designate subsidiaries as unrestricted subsidiaries.

Events of Default

        The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable, including without limitation: (i) nonpayment of principal or interest; (ii) failure to perform or observe covenants; (iii) cross-defaults with certain other indebtedness; (iv) certain bankruptcy related events; (v) impairment of certain security interests in collateral, guarantees or invalidity or unenforceability of certain Senior Secured Credit Facility documents; and (vi) monetary judgment defaults.

Covenant Compliance EBITDA

        We present Covenant Compliance EBITDA because we believe it is an important supplemental measure relating to our financial condition as it is used in certain covenants in the credit agreement governing our Senior Secured Credit Facilities and the indenture governing the Senior Notes. Covenant Compliance EBITDA, which is not a financial measure presented under GAAP, reflects adjustments to Adjusted EBITDA permitted under the credit agreement and the indenture. Under the terms of the credit agreement, we are required under certain circumstances to maintain a consolidated net first lien leverage ratio of 7.5 to 1.0. Additionally, under the terms of the credit agreement and the indenture, our ability to engage in certain transactions, such as incurring additional indebtedness, making investments and paying dividends, remains tied to a leverage or fixed charge ratio based on Covenant Compliance EBITDA. As of December 31, 2014, we are in compliance with these covenants. Our ability to satisfy the requirements of these covenants in future periods will depend on events that may be beyond our control, and we cannot assure you that we will be able to do so. A breach of any of these covenants in the future could result in a default under, or an inability to undertake certain activities in compliance with, the credit agreement and the indenture. We caution investors that Covenant Compliance EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts present Covenant Compliance EBITDA in the same manner.

        Set forth below is a reconciliation of net (loss) income to Covenant Compliance EBITDA:

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
(in thousands)	(Non-GAAP)
Net (loss) income	$(10,041)	$(4,056)	$1,175	$(22,820)	$(35,742)
Depreciation and amortization	24,638	24,599	23,903	23,424	96,564
Interest expense, net	21,766	20,818	21,026	18,329	81,939
(Benefit from) provision for income taxes	(6,333)	(5,186)	4,900	(1,535)	(8,154)

EBITDA	30,030	36,175	51,004	17,398	134,607
Management fees(a)	525	525	526	11,900	13,476
Stock-based compensation expense(b)	892	868	969	738	3,467
Loss (gain) on disposal of fixed assets(c)	1	—	8	(4)	5
Loss on modification or extinguishment of debt(d)	1,384	—	—	23,652	25,036
Foreign currency losses (gains), net(e)	3,712	5,387	(10,658)	(8,979)	(10,538)
Other expense, net(f)	58	114	58	2,024	2,254
Equity in losses of unconsolidated joint ventures	177	357	474	1,036	2,044
Transaction and acquisition related costs(g)	570	1,601	4,096	986	7,253
Severance and restructuring charges(h)	1,941	47	17	895	2,900
Non-cash rent adjustment(i)	483	318	478	989	2,268
Other one-time charges(j)	(52)	80	46	2	76

Adjusted EBITDA	$39,721	$45,472	$47,018	$50,637	$182,848
Costs Savings(k)(l)					12,200

Covenant Compliance EBITDA					$195,048

(a)
We have historically paid management fees to affiliates of our investors in accordance with the terms of our monitoring agreement with KKR. The monitoring agreement provided a termination fee based on the net present value of future payment obligations under the monitoring agreement, under certain circumstances in which the monitoring agreement is terminated by us. In connection with the completion of the IPO, we terminated the monitoring agreement and paid KKR a termination fee of $11.9 million during the fourth quarter of 2014, in accordance with the terms of the monitoring agreement.

(b)
Stock-based compensation expense represents the amount of non-cash expense related to the company's equity compensation programs.

(c)
Loss on disposal of fixed assets represents the costs incurred in connection with the sale or disposition of fixed assets, primarily IT equipment and furniture and fixtures.

(d)
Loss on modification or extinguishment of debt relates to costs incurred in connection with the repricing of our long-term debt of $1.4 million for the three months ended March 31, 2014, as well as unamortized debt costs and prepayment penalty of $23.7 million being written-off as a result of our repayment which took place on November 18, 2014 in conjunction with the IPO.

(e)
Foreign currency losses (gains), net primarily relates to gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries. In addition, this amount includes gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivable and payables denominated in a currency other than the local currency of the entity making the payment.

(f)
Other expense, net represents non-operating expenses whose fluctuation from period to period do not necessarily correspond to changes in our operating results.

(g)
Transaction and acquisition related costs primarily relate to costs incurred in connection with due diligence performed in connection with contemplated acquisitions; the closing of the CRI Lifetree Acquisition; and the integration of ClinStar, RPS and CRI Lifetree acquisitions. The integration costs primarily consist of professional fees, rebranding costs, the elimination of redundant facilities and any other costs incurred directly related to the integration of these acquisitions.

(h)
Represents amounts incurred in connection with the elimination of redundant positions within the organization.

(i)
We have escalating leases that require the amortization of rent expense on a straight-line basis over the life of the lease. The non-cash rent adjustment represents the difference between rent expense recorded in the Company's consolidated statement of operations and the amount of cash actually paid.

(j)
Represents charges incurred that are not considered part of our core operating results.

(k)
Represents cost savings expected to be realized by us of $5.4 million related to offshoring of non-client facing positions, $3.2 million of productivity improvements, $2.6 million in procurement savings and $1.0 million from reduced IT spend.

(l)
Cost Savings, Pro Forma Acquisition Adjustments and Acquisition Synergies are calculated for each applicable twelve month period, rather than individual quarters.

        Our covenant requirements and actual ratios for the year ended December 31, 2014 are as follows:

	Covenant Requirement	Actual Ratio
Senior Secured Credit Facilities
Net First Lien Leverage Ratio(1)	7.50 to 1.00	3.30x
Net Total Leverage Ratio(2)	Various	4.45x
Fixed Charge Coverage Ratio(3)	2.00 to 1.00	3.56x
Senior Notes
Fixed Charge Coverage Ratio(3)	2.00 to 1.00	3.22x

(1)
Pursuant to the terms of our credit agreement, to the extent outstanding loans and letters of credit under our Senior Secured Revolving Credit Facility (excluding letters of credit that existed at the closing of the Senior Secured Credit Facilities, cash collateralized letters of credit and other letters of credit in an amount not to exceed $15.0 million) exceed 30% of the aggregate commitments thereunder, we are required to maintain a ratio of Net First Lien Secured Debt to Covenant Compliance EBITDA of no greater than 7.50 to 1.00. Net First Lien Secured Debt is defined as our aggregate consolidated indebtedness secured by liens on a pari passu basis with the liens securing the obligations under the Senior Secured Credit Facilities, less the aggregate amount of all cash and cash equivalents that are not subject to any liens other than permitted liens. Net First Lien

  Secured Debt to Covenant Compliance EBITDA is also used to determine the pricing of borrowings under our Senior Secured Revolving Credit Facilities, as well as to determine whether we can engage in certain transactions.

(2)
The Net Total Leverage Ratio is not a financial covenant but governs our ability to engage in certain transactions. The Net Total Leverage Ratio is calculated by dividing consolidated total debt less the aggregate amount of all cash and cash equivalents that are not subject to any liens other than permitted liens by Covenant Compliance EBITDA.

(3)
The Fixed Charge Coverage Ratio is not a financial covenant but governs our ability to engage in certain transactions. The Fixed Charge Coverage Ratio is calculated by dividing Covenant Compliance EBITDA by consolidated fixed charges. Fixed charges is calculated by adding consolidated interest expense and certain cash dividend payments. The Senior Secured Credit Facilities exclude non-cash interest expense from fixed charges, however.

Contractual Obligations and Commercial Commitments

        The following table summarizes our future minimum payments for all contractual obligations and commercial commitments for years subsequent to the year ended December 31, 2014:

	Payments Due by Period
	2015	2016 - 2017	2018 - 2019	Thereafter	Total
	(in thousands)
Long-term debt, including interest payments(1)	$54,636	$109,271	$109,271	$1,058,304	$1,331,482
Service purchase commitments(2)	14,978	4,862	106	—	19,946
Operating leases	35,251	54,816	37,789	93,472	221,328
Less: sublease income	(953)	(774)	(470)	(535)	(2,732)
Uncertain income tax positions(3)	300	—	—	—	300
Customer dispute settlement(4)	1,500	3,000	—	—	4,500

Total	$105,712	$171,175	$146,696	$1,151,241	$1,574,824

(1)
Principal payments are based on the terms contained in our credit agreement. Interest payments are based on the interest rate in effect on December 31, 2014.

(2)
Service purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased.

(3)
As of December 31, 2014, our liability related to uncertain income tax positions was approximately $16.2 million, of which $15.9 million has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in timing of the settlement of the income tax positions.

(4)
On May 5, 2014, we reached a settlement in the amount of $9.0 million related to a customer dispute. We paid $4.5 million related to this dispute in 2014. The remaining $4.5 million is payable in installments through December 31, 2017.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Recent Accounting Pronouncements

        On January 1, 2014, we adopted FASB Accounting Standards Update, or ASU, No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 eliminates diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The adoption of ASU 2013-11 resulted in reducing other long-term liabilities and increasing long-term deferred tax liabilities by $9.5 million on our consolidated balance sheet.

        In May 2014, the FASB issued an ASU No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern." This ASU clarifies management's responsibility to evaluate whether there is a substantial doubt about the entity's ability to continue as a going concern and provides guidance for related footnote disclosures. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

Critical Accounting Policies and Estimates

        In preparing our financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our board of directors.

Revenue Recognition

        The majority of our service revenue is recorded regionally on a proportional performance basis. Revenue for service is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable and collectability is reasonably assured. To measure performance, we compare contract costs incurred to estimated total contract costs through completion. We believe this is the best indicator of the performance of the contract obligations because the costs relate to the amount of labor hours incurred to perform the service. Direct costs are primarily comprised of labor-related charges associated with the delivery of services. Each month we accumulate costs on each project and compare them to the total current estimated costs to determine the proportional performance. We then multiply the proportion completed by the contract value to determine the amount of revenue that can be recognized. Each month we review the total current estimated costs on each project to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each project.

During our monthly contract review process, we review each contract's performance to date, current cost trends, and circumstances specific to each study. The original or current cost estimates are reviewed and if necessary the estimates are adjusted and refined to reflect any changes in the anticipated performance under the study. In the normal course of business, we conduct this review each month in all service delivery locations. As the work progresses, original estimates might be deemed incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the customer to cover additional costs. If not, we bear the risk of costs exceeding our original estimates. Management assumes that actual costs incurred to date under the contract are a valid basis for estimating future costs. Should management's assumption of future cost trends fluctuate significantly, future margins could be reduced. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower margins on those projects. Should our actual costs exceed our estimates on fixed price contracts, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future.

Allowance for Doubtful Accounts

        Included in "Accounts receivable and unbilled services, net" on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check, as our allowance for doubtful accounts requires that we make an accurate assessment of our customers' creditworthiness. Approximately 10-20% of our client base is emerging biotech companies, creating a heightened risk related to the creditworthiness for a portion of our client base. We manage and assess our exposure to bad debt on each of our contracts. We age our billed accounts receivable and assess exposure by client type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Historically, we have not had any write-offs in excess of our allowance. If, at December 31, 2014, our aged accounts receivable balance greater than 90 days were to increase by 10% (for the U.S. operations), no material adjustments to bad debt expense would be required.

Income Taxes

        Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of our effective tax rate and, consequently, our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

        We have to use estimates and judgments in calculating certain tax liabilities and determining the recoverability of certain deferred tax assets, which arise from net operating losses, tax credit carry forwards and temporary differences between the tax and financial statement recognition of revenue and expense. We are also required to reduce our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

        In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pretax operating income, international transfer pricing policies, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $16.1 million was required as of December 31, 2014 relating the net U.S. net deferred tax asset, state net operating loss carryforwards, foreign net operating loss carryforwards and state tax credit carryforwards. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We determine our liability for uncertain tax positions globally under the provisions in Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Income Taxes. As of December 31, 2014, we had recorded a liability for uncertain tax positions of $16.2 million. If events occur such that payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The total liability reversal that could affect the tax rate is $16.2 million.

Stock-Based Compensation

        In accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Stock Compensation, as modified and supplemented, we estimate the value of employee stock options on the date of grant using either the Black-Scholes model for all options with a service condition or a Monte Carlo model for options with market and performance conditions. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Black-Scholes and Monte Carlo models require extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. We use the historical volatilities of a selected peer group as we do not have sufficient history to estimate the volatility of our common share price. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common shares is relevant to measure expected volatility for future award grants. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. As stock-based compensation expense recognized in the consolidated statement of comprehensive income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Current accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Stock-based compensation expense recognized for the year ended December 31, 2014, the Successor 2013 Period, the Predecessor 2013 Period and the year ended December 31, 2012 was $3.5 million, $0.1 million, $24.6 million and $11.6 million, respectively. Stock-based compensation expense for the Predecessor 2013 Period and the year ended December 31, 2012 included $14.9 million and $10.1 million, respectively, related to the modification of vested options previously granted to our employees, which resulted from the payment of cash to holders of these options. The decision to pay such amounts was discretionary and made by our board of directors after the payment of a cash dividend to our stockholders.

        In determining our estimated stock-based compensation expense, our assessment of the forfeiture rate, volatility, and expected term of the equity instrument impacts the related option expense after the equity instrument is issued. Volatility is based upon overall industry experience. For those options valued using the Black-Scholes model, the expected term is based upon the guidance provided by the FASB. For those options with a market condition valued under the Monte Carlo model, the expected term varies depending on the target stock price that triggers vesting. Forfeitures are based on our company experience.

        The following table presents the assumptions used in the Black-Scholes option-pricing model.

	Successor		Predecessor
	Year Ended December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	Year Ended December 31, 2012
Risk-free interest rate	2.0%	2.2%	1.3%	1.4%
Expected life, in years	6.5	6.5	7.0	7.0
Dividend yield	N/A	N/A	N/A	N/A
Volatility	39.5%	39.7%	41.2%	41.7%

        The following table presents the grant dates, number of options and related exercise prices of awards granted to employees and non-employee directors, from January 1, 2013 through December 31, 2014, as well as the estimated fair value of the underlying common shares on the grant date:

Date of Issuance	Nature of Issuance	Number of Shares	Exercise Price Per Share	Per Share Estimated Fair Value of Common Stock	Per Share Weighted Average Estimated Fair Value of Options
March 4, 2013	Option grant	115,000	$10.34	$10.34	$4.55
December 20, 2013	Option grant	4,762,377	11.73	11.73	5.04
August 1, 2014	Option grant	346,413	16.42	16.42	6.71
August 27, 2014	Option grant	12,791	16.42	16.42	6.67
November 18, 2014	Restricted Stock Awards	5,556	N/A	20.35	20.35

        The estimated fair value per common share prior to our IPO on November 13, 2014 in the table above represents the determination by our board of directors of the fair value of our common shares as of the date of grant. Following our IPO, the fair value was based on the closing price of our common stock traded on the NASDAQ as of the date of grant.

        Due to the absence of an active market for our common shares prior to our IPO on November 13, 2014, the fair value of our common shares for purposes of determining the exercise price for award grants was determined in good faith by our board of directors, with the assistance and upon the recommendation of management based on a number of market factors, including:

  •
  the illiquid nature of common shares in a private company;

  •
  our results of operations and financial position; and

  •
  the market performance of publicly traded companies comparable to us.

Valuation Methodology—Pre-IPO

        In establishing the exercise price prior to the IPO, in addition to the objective and subjective factors discussed above, our board of directors also considered the most recent available common share valuation. The timing of the valuations performed relative to the date of grant was as described below:

        With respect to the March 4, 2013 grant, in arriving at a per share estimated fair value, we considered (i) our historical financial information for the year ended December 31, 2012, (ii) our projected financial information for the year ended December 31, 2013 and (iii) changes in our business since December 2012, including the dividend we issued to our stockholders. We performed the valuation by identifying a group of public-company peers, analyzing the multiples of EBITDA at which their common stock traded and applying the derived multiple to our EBITDA to arrive at an implied enterprise value. We then reduced the implied enterprise value by our net debt and a discount rate, due to the illiquid nature of our common stock, to arrive at an equity value. We then divided this equity value by the number of shares outstanding to arrive at an implied price per share of $13.17. As a result of the February 2013 dividend issued to our stockholders, we reduced the implied price per share of $13.17 by the $2.83 dividend to arrive at per share estimated fair value of common stock of $10.34. For the purpose of identifying peer companies, we selected reasonably similar publicly-traded companies for which current financial information was available.

        With respect to the December 20, 2013 grant, we determined that the fair value of our common stock was the per share purchase price paid by KKR in the KKR Transaction (or $11.73 per share), which our board of directors and management concluded was an arm's-length third-party transaction that independently established a fair value. Finally, the board of directors and management reviewed its financial projection and changes in the business after the date of the KKR Transaction and determined that a change in the per share fair value was not required.

        The difference in the value per share when comparing the March 4, 2013 grant to the December 20, 2013 grant was impacted by the different number of shares used in calculating the per share estimated fair value in March 2013 and December 2013. In March 2013, the denominator used in the fair market value per share determination was approximately 41.5 million shares and in December 2013, the denominator used in the fair market value per share determination was approximately 40.3 million shares.

        During the quarter ending June 30, 2014, a valuation of our common stock was performed by an independent third party. With respect to options granted on August 1, 2014 and August 27, 2014, our Board, with the assistance of management, considered whether any events or circumstances occurred that would impact our valuation and that would indicate a significant change in the fair value of our common stock during the third quarter. Based on this analysis, it was concluded that no change in value resulted.

        With respect to the method used by the independent third-party, three commonly accepted valuation approaches were applied to estimate our enterprise value (1) the discounted cash flow method, (2) the guideline public company method, and (3) the guideline transactions method.

        The discounted cash flow method focused on our unlevered income-producing capability by incorporating our specific operating characteristics in a prospective analysis. The guideline public company and guideline transactions methods both select a valuation multiple from comparable public companies or transactions, making adjustments for our strengths and weaknesses relative to the selected companies and apply it to our operating data to determine an indication of our enterprise value. Our valuations utilized a multiple of Adjusted EBITDA to enterprise value of comparable companies and transactions, applied to our historical and prospective Adjusted EBITDA to arrive at an indication of the fair value. This metric was selected as we believe it is the most appropriate valuation of a company with our capital structure and is commonly used by investors and analysts within our industry.

        Once a fair value was established under the three methods outlined above, the resulting fair value was derived using a weighted average with greater consideration given to the discounted cash flow method due to its ability to capture our specific growth and margin characteristics. In addition, given that our lack of marketability detracts from our common stock's value when compared to a security that is otherwise comparable but readily marketable; we applied a discount in arriving at fair value. The resulting fair value was then divided by the then-outstanding number of common shares to arrive at the fair value per common share.

Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

        As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates.

        We review long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates. In connection with the acquisition of PRA by KKR on September 23, 2013, the purchases of ClinStar on February 28, 2013, RPS on September 23, 2013, and CRI Lifetree on December 2, 2013, valuations were completed, and value was assigned to identifiable finite-lived and indefinite-lived intangible assets and goodwill, based on the purchase price of the transactions.

        We test goodwill for impairment on at least an annual basis by comparing the carrying value to the estimated fair value of our reporting units. On October 1, 2014, we reviewed goodwill for impairment and our analysis indicated that the fair value of goodwill exceeded the carrying value and, therefore, no impairment exists. This model utilizes a discounted cash flow analysis utilizing the expected future in-flows and out-flows of our business and an appropriate discount rate. We test indefinite lived intangible assets, principally trade names, on at least an annual basis by comparing the fair value of the trade name to our carrying value. On October 1, 2014, we reviewed our indefinite lived intangible assets for impairment and our analysis indicated a fair value in excess of book value. This model utilizes a discounted cash flow analysis utilizing the expected future in-flows and out-flows of our business and an appropriate discount rate. This process is inherently subjective and dependent upon the estimates and assumptions we make. In determining the expected future cash flows of our company, we assume that we will continue to enter into new contracts, execute the work on these contracts profitably, collect receivables from customers, and thus generate positive cash flows. In addition, our analysis could be impacted by future adverse change such as future declines in our operating results, a further significant slowdown in the worldwide economy or pharmaceutical and biotechnology industry or failure to meet the performance projections included in our forecast.

        Based upon our most recent impairment analysis on October 1, 2014, the fair value of our Product Registration and Strategic Solutions reporting units and our indefinite-lived trade names substantially exceeded their carrying values; the estimated fair value of the EDS reporting unit, however, closely approximated its carrying value. The goodwill of EDS was $129.2 million at December 31, 2014. The EDS reporting unit, experienced significant cancellations in the second half of 2014 and was not able to realize synergies from the CRI Lifetree acquisition as quickly as originally forecasted. Our current assumptions include higher revenue in 2015, from existing backlog and increased new business awards, as well as making operational improvements to the business. Any negative changes in assumptions on revenue, new business awards, cancellations, or our ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2015 or later.

Fair Value Measurements

        We record certain assets and liabilities at fair value. Fair value is defined as a price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy that prioritizes the inputs used to measure fair value is further described in Note 4 to our audited consolidated financial statements included in the 10-K.

Fair Value Measurements on a Recurring Basis

        At December 31, 2014 and December 31, 2013, we used Level 3 inputs to measure liabilities totaling $1.9 million and $3.0 million, respectively. This liability relates to contingent consideration issued in connection with our acquisition of ClinStar. No other liabilities or assets are remeasured at fair value.

Inflation

        Our long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or financial condition. Historically our projection of inflation contained within our contracts has not significantly impacted our operating income. Should inflation be in excess of the estimates within our contracts our operating margins would be negatively impacted if we were unable to negotiate contract modifications with our clients.

Potential Liability and Insurance

        Our clients provide us with contractual indemnification for all of our service related contracts. In addition, we attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures and insurance. We monitor our clinical trials in a manner designed to ensure compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries that serve as a tool for controlling and enhancing the quality of our clinical trials. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate. If our insurance coverage is not adequate to cover actual claims, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition, and operating results could be materially harmed. Historically we have experienced infrequent and immaterial claims. Should a material claim arise that exceeds our insurance coverage levels, there would be a dollar for dollar impact to operating income for the amount in excess of our insurance coverage.

Changes in Accounting Firm Relationships

        We terminated PricewaterhouseCoopers LLP as our independent registered public accounting firm on September 23, 2013, and therefore the firm was not asked to report on our financial statements for the period from January 1, 2013 to September 22, 2013 and for the period from September 23, 2013 to December 31, 2013. Our board of directors approved our change in accountants. The report of PricewaterhouseCoopers LLP on our financial statements for the fiscal year ended December 31, 2012 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year December 31, 2012 and for the period from January 1, 2013 to September 23, 2013 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on our financial statements for such year.

        We subsequently engaged Deloitte & Touche LLP as our independent registered public accounting firm in October 2013. Our audit committee of our board of directors approved this engagement. Prior to PricewaterhouseCoopers LLP's termination and prior to the appointment of Deloitte & Touche LLP, we did not consult with Deloitte & Touche LLP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered on our financial statements.

Dividend History

        We have not declared or paid dividends during 2014. Dividends paid (including the related payments to holders of options) during the Successor 2013 Period totaled $4.3 million and dividends paid during the Predecessor 2013 Period totaled $127.3 million. Dividends paid during the year ended December 31, 2012 (including the related payments to holders of options) totaled $101.6 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates and interest rates, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments.

Interest Rate Risk

        We are subject to market risk associated with changes in interest rates. Our Senior Secured Term Loan Facility is subject to interest rates based on LIBOR, subject to a 1.0% LIBOR floor, plus an applicable margin of 3.5%. Our Senior Secured Revolving Credit Facility is subject to interest rates based on LIBOR, plus an applicable margin of 3.5% per annum. At December 31, 2014, we had $729.0 million outstanding under our Senior Secured Term Loan Facility and no outstanding balance under our Senior Secured Revolving Credit Facility subject to these variable interest rates. Each quarter percentage point increase in LIBOR above the LIBOR floor would change our interest expense by approximately $1.8 million. In October 2013, we entered into an interest rate cap with an aggregate notional principal amount of $800.0 million. The interest rate cap is effective on September 23, 2014 and is being used to hedge the variable rate on our Senior Secured Credit Facility should LIBOR rise above 4.0%. In addition, we also entered into interest rate swap agreements with an aggregate notional principal amount of $620.0 million. The swaps will be used to hedge the variable rate on our Senior Secured Credit Facility and mature at various dates ranging from two to six years.

Foreign Exchange Risk

        Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial results. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted loss before income taxes and equity in losses of unconsolidated joint ventures by approximately $18.4 million for the year ended December 31, 2014. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders'

equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Accumulated currency translation adjustments recorded as a separate component of stockholders' deficit were $(53.6) million and $15.1 million at December 31, 2014, and 2013, respectively. We do not have significant operations in countries in which the economy is considered to be highly-inflationary.

        In addition, two specific risks arise from the nature of the contracts we enter into with our clients, which from time to time are denominated in currencies different than the particular subsidiary's local currency. These risks are generally applicable only to a portion of the contracts executed by our foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's earnings can be affected by fluctuations in exchange rates.

        The second risk results from the passage of time between the invoicing of clients under these contracts and the ultimate collection of client payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by us as a foreign currency transaction gain or loss, as applicable, and is reported in other expense or income in our consolidated statements of operations. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect on our consolidated financial results.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PRA Health Sciences, Inc.
Raleigh, North Carolina

        We have audited the accompanying consolidated balance sheets of PRA Health Sciences, Inc. (formerly PRA Global Holdings, Inc.) and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for the year ended December 31, 2014, and for the period from September 23, 2013 to December 31, 2013. We have also audited the accompanying consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows of PRA Holdings, Inc. and subsidiaries (the "Predecessor") for the period from January 1, 2013 to September 22, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Predecessor for the year ended December 31, 2012 were audited by other auditors whose report, dated February 27, 2013, except for Note 21, as to which the date is May 16, 2013, expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Neither the Company nor the Predecessor is required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's or the Predecessor's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PRA Health Sciences, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014, and for the period from September 23, 2013 to December 31, 2013, and the consolidated results of PRA Holdings, Inc. and subsidiaries' operations and cash flows for the period from January 1, 2013 to September 22, 2013, in conformity with accounting principles generally accepted in the United States of America.

        As described in Note 1, on September 23, 2013, PRA Holdings, Inc. together with its subsidiaries became a wholly-owned subsidiary of PRA Health Sciences, Inc.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PRA Holdings, Inc.:

        In our opinion, the consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the year ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of PRA Holdings, Inc. and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 27, 2013,
except for Note 21, as to which the date is May 16, 2013

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$85,192	$72,155
Restricted cash	6,337	8,760
Accounts receivable and unbilled services, net	338,781	294,984
Acquisition-related receivables	—	15,851
Prepaid expenses and other current assets	33,396	27,222
Income taxes receivable	4,068	9,798
Deferred tax assets	20,949	29,224

Total current assets	488,723	457,994
Fixed assets, net	72,933	75,827
Goodwill	1,033,999	1,099,081
Intangible assets, net	600,910	699,791
Deferred tax assets	933	1,026
Investment in unconsolidated joint ventures	1,213	3,246
Deferred financing fees	27,496	41,373
Other assets	12,370	16,396

Total assets	$2,238,577	$2,394,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$—	$10,000
Current portion of long-term debt	—	8,900
Accounts payable	39,100	27,686
Accrued expenses and other current liabilities	116,544	119,204
Income taxes payable	14,410	7,169
Deferred tax liabilities	181	416
Advance billings	296,121	295,889

Total current liabilities	466,356	469,264
Deferred tax liabilities	106,324	185,591
Long-term debt, net	948,537	1,245,812
Other long-term liabilities	40,545	26,732

Total liabilities	1,561,762	1,927,399

Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 authorized shares at December 31, 2014 and December 31, 2013; 59,814,444 and 40,268,017 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	598	403
Additional paid-in-capital	821,411	490,006
Accumulated other comprehensive (loss) income	(69,509)	16,869
Accumulated deficit	(75,685)	(39,943)

Total stockholders' equity	676,815	467,335

Total liabilities and stockholders' equity	$2,238,577	$2,394,734

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor	Successor	Predecessor	Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012
Revenue:
Service revenue	$1,266,596	$324,362	$508,539	$597,072
Reimbursement revenue	192,990	54,854	103,531	102,664

Total revenue	1,459,586	379,216	612,070	699,736
Operating expenses:
Direct costs	859,218	222,776	304,102	358,572
Reimbursable out-of-pocket costs	192,990	54,854	103,531	102,664
Selling, general and administrative	253,970	69,730	142,880	160,643
Transaction-related costs	—	29,180	47,486	—
Depreciation and amortization	96,564	25,333	25,144	30,687
Loss on disposal of fixed assets	5	—	225	1,560

Income (loss) from operations	56,839	(22,657)	(11,298)	45,610
Interest expense, net	(81,939)	(23,703)	(32,719)	(32,823)
Loss on modification or extinguishment of debt	(25,036)	(7,211)	(21,678)	(9,683)
Foreign currency gains (losses), net	10,538	(4,117)	(3,641)	(7,841)
Other (expense) income, net	(2,254)	1,180	(530)	183

Loss before income taxes and equity in losses of unconsolidated joint ventures	(41,852)	(56,508)	(69,866)	(4,554)
Benefit from income taxes	(8,154)	(17,186)	(22,079)	(1,847)

Loss before equity in losses of unconsolidated joint ventures	(33,698)	(39,322)	(47,787)	(2,707)
Equity in losses of unconsolidated joint ventures, net of tax	(2,044)	(621)	(603)	—

Net loss	$(35,742)	$(39,943)	$(48,390)	$(2,707)

Net loss per share attributable to common stockholders:
Basic	$(0.83)	$(1.02)	$(1.22)	$(0.07)
Diluted	$(0.83)	$(1.02)	$(1.22)	$(0.07)
Weighted average common shares outstanding:
Basic	42,897	39,337	39,643	39,641
Diluted	42,897	39,337	39,643	39,641

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Successor	Successor	Predecessor	Predecessor

	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012

Net loss	$(35,742)	$(39,943)	$(48,390)	$(2,707)
Other comprehensive income:
Foreign currency translation adjustments	(68,700)	15,061	2,454	7,124
Unrealized (losses) gains on derivative instruments, net of income taxes of $3,298, $1,273, $0, and $0	(17,681)	1,808	—	—
Reclassification adjustments:
Losses on derivatives included in net loss, net of income taxes, $0, $0, $0, and $0	3	—	—	—

Comprehensive (loss) income	$(122,120)	$(23,074)	$(45,936)	$4,417

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
Predecessor
Balance at December 31, 2011	39,641	$4	$423,664	$(4,948)	$(154,036)	$264,684
Stock-based compensation expense	—	—	11,610	—	—	11,610
Dividends declared	—	—	(104,754)	—	—	(104,754)
Net loss	—	—	—	—	(2,707)	(2,707)
Foreign currency translation	—	—	—	7,124	—	7,124

Balance at December 31, 2012	39,641	$4	$330,520	$2,176	$(156,743)	$175,957

Exercise of common stock options	—	—	105	—	—	105
Stock-based compensation expense	—	—	24,609	—	—	24,609
Dividends declared	—	—	(128,496)	—	—	(128,496)
Net loss	—	—	—	—	(48,390)	(48,390)
Foreign currency translation	—	—	—	2,454	—	2,454

Balance at September 22, 2013	39,641	$4	$226,738	$4,630	$(205,133)	$26,239

Successor
Balance at September 23, 2013	—	$—	$—	$—	$—	$—
Issuance of common stock	40,268	403	471,818	—	—	472,221
Fair value of vested stock options rolled over	—	—	18,056	—	—	18,056
Stock-based compensation expense	—	—	132	—	—	132
Net loss	—	—	—	—	(39,943)	(39,943)
Foreign currency translation	—	—	—	15,061	—	15,061
Unrealized gains on derivative instruments, net of tax	—	—	—	1,808	—	1,808

Balance at December 31, 2013	40,268	$403	$490,006	$16,869	$(39,943)	$467,335

Exercise of common stock options	11	$—	$33	$—	$—	$33
Issuance of common stock	19,535	195	351,326	—	—	351,521
Common stock issuance costs	—	—	(23,421)	—	—	(23,421)
Stock-based compensation expense	—	—	3,467	—	—	3,467
Net loss	—	—	—	—	(35,742)	(35,742)
Foreign currency translation	—	—	—	(68,700)	—	(68,700)
Unrealized losses on derivative instruments, net of tax	—	—	—	(17,681)	—	(17,681)
Reclassification adjustments, net of tax	—	—	—	3	—	3

Balance at December 31, 2014	59,814	$598	$821,411	$(69,509)	$(75,685)	$676,815

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Successor	Predecessor	Predecessor

	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(35,742)	$(39,943)	$(48,390)	$(2,707)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	96,564	25,333	25,144	30,687
Amortization of debt issuance costs and discount	5,737	1,608	1,916	4,324
Stock-based compensation expense	3,467	132	24,609	11,610
Unrealized foreign currency (gains) losses	(12,222)	2,057	1,178	3,911
Loss on modification or extinguishment of debt	10,785	7,211	16,880	9,683
Loss on disposal of fixed assets	5	—	225	1,560
Change in acquisition-related contingent consideration	504	(1,103)	414	—
Equity in losses of unconsolidated joint ventures	2,044	795	807	—
Unrealized loss on derivatives	1,731	—	—	—
Allowance for doubtful accounts	976	51	136	937
Other reconciling items	2	(120)	(252)	—
Deferred income taxes	(31,968)	(21,980)	(29,215)	(7,378)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(32,781)	13,947	6,427	17,649
Prepaid expenses and other assets	(7,980)	2,858	(6,388)	(4,430)
Accounts payable and other liabilities	19,727	(46,209)	70,270	4,982
Income taxes	15,634	3,130	(7,445)	(9,529)
Advance billings	(13,736)	28,294	(7,108)	37,960

Net cash provided by (used in) operating activities	22,747	(23,939)	49,208	99,259

Cash flows from investing activities:
Purchase of fixed assets	(27,323)	(4,910)	(14,806)	(18,067)
Acquisition of PRA Holdings, Inc., net of cash acquired	—	(667,441)	—	—
Acquisition of RPS Parent Holding Corp, net of cash acquired	—	(268,740)	—	—
Acquisition of CRI Lifetree, net of cash acquired	—	(77,868)	—	—
Acquisition of ClinStar LLC, net of cash acquired	—	—	(40,774)	—
Proceeds from RPS working capital settlement	15,000	—	—	—
Proceeds from CRI working capital settlement	851	—	—	—
Payment of amounts held in escrow	(787)	—	—	—
Investment in unconsolidated joint ventures	—	—	(4,609)	—
Proceeds from the sale of fixed assets	—	—	10	9

Net cash used in investing activities	(12,259)	(1,018,959)	(60,179)	(18,058)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs withheld	—	1,263,443	93,246	283,698
Payment of debt discount	—	(8,250)	—	—
Payments for debt issuance costs	—	(48,957)	(1,030)	(206)
Repayment of long-term debt	(308,775)	(567,063)	(1,912)	(222,498)
Borrowings on line of credit	105,000	50,000	10,000	—
Repayments of line of credit	(115,000)	(40,000)	(10,000)	—
Proceeds from common stock issued, net of underwriters discount	333,950	470,400	—	—
Payment for common stock issuance costs	(5,325)	—	—	—
Proceeds from stock option exercises	33	—	105	—
Dividends paid	—	(4,346)	(127,280)	(101,607)
Principal repayments of fixed assets purchased under a financing agreement	—	(186)	(396)	(1,544)
Payment of acquisition-related contingent consideration	(1,589)	—	—	—

Net cash provided by (used in) financing activities	8,294	1,115,041	(37,267)	(42,157)

Effects of foreign exchange changes on cash and cash equivalents	(5,745)	12	(462)	787

Change in cash and cash equivalents	13,037	72,155	(48,700)	39,831
Cash and cash equivalents, beginning of period	72,155	—	109,211	69,380

Cash and cash equivalents, end of period	$85,192	$72,155	$60,511	$109,211

Cash paid during the period for:
Income taxes, net of refunds	$6,778	$2,717	$1,639	$14,946
Interest	$80,699	$12,735	$31,954	$27,708
Non-cash investing and financing activities:
Dividends declared but not paid	$—	$—	$2,506	$3,147
Rollover of stock options and common shares	$—	$19,877	$—	$—
IPO cost incurred but not paid	$525	$—	$—	$—
Accrued fixed assets purchases	$1,644	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(1) Basis of Presentation

  The Company

        PRA Health Sciences, Inc. and its subsidiaries (collectively, the "Company") is a full-service global contract research organization providing a broad range of product development services for pharmaceutical and biotechnology companies around the world. The Company's integrated services include data management, statistical analysis, clinical trial management, and regulatory and drug development consulting.

        Effective September 23, 2013, all of the outstanding stock of PRA Holdings, Inc., or PRA Holdings or the Predecessor Company, was acquired by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, a private equity firm, for a gross purchase price of approximately $1.4 billion pursuant to a plan of merger by and among Pinnacle Holdco Parent, Inc., or Parent, Pinnacle Merger Sub, Inc., or merger sub, and Genstar Capital Partners V, L.P., or Genstar. Upon completion of the merger, or the Merger, the merger sub was folded into the Predecessor Company, which became a subsidiary of the Parent. On December 19, 2013, Pinnacle Holdco Parent, Inc. changed its name to PRA Global Holdings, Inc. and on July 10, 2014, PRA Global Holdings, Inc. changed its name to PRA Health Sciences, Inc. See Note 2—Business Combinations for further information on the Merger.

  Initial Public Offering, or IPO

        On November 13, 2014, the Company's common stock began trading on the NASDAQ Global Select Market under the symbol "PRAH," at a price to the public of $18.00 per share. The Company issued and sold 19,523,255 shares of common stock, including 2,546,511 common shares issued pursuant to the full exercise of the underwriters' option to purchase additional shares. The offering raised net proceeds of approximately $328.0 million after deducting underwriting discounts and commissions and offering expenses.

  Basis of Presentation

        The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 805, "Business Combinations." KKR's costs of acquiring the Predecessor Company have been pushed-down to establish a new accounting basis for the Company. Accordingly, the consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. A vertical line separates the Predecessor and Successor periods on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

        Successor—The consolidated financial statements as of and for the year ended December 31, 2014 and as of December 31, 2013, and for the period from September 23, 2013 through December 31, 2013, include the accounts of the Company subsequent to the closing of the Merger on September 23, 2013.

        Predecessor—The consolidated financial statements of the Predecessor Company through the closing of the Merger on September 22, 2013.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Basis of Presentation (Continued)

  Reverse Stock Split

        On September 29, 2014, the Board of Directors of the Company approved, and made legally effective, a 2.34539 to 1 reverse stock split of the Company's common stock. All shares, stock options and per share information presented in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all Successor periods presented. The Company will make a cash payment to stockholders for all fractional shares which would otherwise be required to be issued as a result of the stock split. There was no change in number of authorized shares or the par value of the Company's common stock.

(2) Business Combinations

  Acquisition by KKR

        Concurrent with the closing of the Merger, KKR contributed equity of $454.8 million and the Company entered into debt agreements totaling $1.3 billion. The debt agreements were comprised of a $825.0 million first lien term loan, a $125.0 million revolving line of credit that was undrawn at closing, and $375.0 million in Senior Notes. The proceeds were used to fund a portion of the total consideration paid, repay all outstanding debt of the Predecessor Company and pay transaction fees associated with the Merger.

        Upon consummation of the Merger, the Predecessor Company's stockholders received $17.37 in cash for each share of the Predecessor Company's stock owned. The transaction was accounted for as a business combination using the acquisition method of accounting. In connection with the acquisition, the Company recorded $849.6 million of goodwill, which is not deductible for income tax purposes. Factors that contributed to the recognition of goodwill for the acquisition included expected growth rates and profitability of the Predecessor Company. The increase in expected growth rates is primarily related to growth in our revenue due to an increase in our global footprint and expansion of service offerings. The increase in expected profitability is primarily related to corporate wide initiatives to streamline and improve the efficiency in which the Company conducts clinical trials as well as

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(2) Business Combinations (Continued)

continued leveraging of selling, general, and administrative costs. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger date (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$60,511
Restricted cash	5,464
Accounts receivable and unbilled services, net	192,847
Other current assets	44,235
Property, plant and equipment	62,960
Customer relationships	379,200	23 years
Customer backlog and other intangibles	133,290	5 years
Trade names (finitive-lived)	1,410	10 years
Trade name (indefinitive-lived)	118,010
Other assets	44,118
Accounts payable and accrued expenses	(101,817)
Advanced billings	(222,160)
Other long-term liabilities	(199,995)

Estimated fair value of net assets acquired	518,073
Purchase price, net of working capital settlement	1,367,660

Total goodwill	$849,587

        Customer relationships, customer backlog and other intangibles, and finite-lived trade name intangibles are being amortized on an accelerated method over 23 years, five years, and 10 years, respectively.

        Since December 31, 2013, goodwill decreased by $33.3 million primarily as a result of the jurisdictional allocation of acquisition related intangibles, which also required an adjustment to the acquired income tax balances.

        The Predecessor Company incurred approximately $46.7 million of acquisition-related costs, which were expensed as incurred and recorded in transaction-related costs in the consolidated statement of operations during the period from January 1, 2013 to September 22, 2013. The Successor Company incurred approximately $27.7 million of acquisition-related costs, which were expensed as incurred and recorded in transaction-related costs in the consolidated statement of operations during the period from September 23, 2013 to December 31, 2013.

  Acquisition of RPS

        On September 23, 2013, immediately following the Merger, and using proceeds from the borrowings issued on the same day, the Company acquired all of the outstanding shares of RPS Parent Holding Corp., or RPS, a global contract research organization based in the United States, for $289.3 million, subject to a working capital adjustment of up to $15.0 million. The acquisition of RPS

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(2) Business Combinations (Continued)

provides the Company with a more diverse client mix, including 16 of the 20 largest pharmaceutical companies in the world.

        The acquisition of RPS was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $153.4 million of goodwill, which is not deductible for income tax purposes. Factors that contributed to the recognition of goodwill for the acquisition included expected growth in our revenue due to an increase in our global footprint and increased profitability of RPS due to expected synergies with the Company's existing operations. Anticipated synergies include procurement leverage and lower selling, general and administrative expenses, including reduced labor and facilities costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, as the acquisition serves to significantly increase the depth of relationships with large pharmaceutical companies.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$18,370
Restricted cash	5,076
Accounts receivable and unbilled services, net	130,322
Other current assets	13,644
Property, plant and equipment	6,567
Customer relationships	19,900	13 years
Other intangibles	11,100	3 years
Trade names	22,000	10 years
Other assets	2,315
Accounts payable and accrued expenses	(46,269)
Advanced billings	(51,636)
Other long-term liabilities	(10,551)

Estimated fair value of net assets acquired	120,838
Purchase price, net of working capital settlement	274,250

Total goodwill	$153,412

        Customer relationships and trade name intangibles are being amortized on an accelerated method over 13 years and 10 years, and other intangibles are amortized on a straight-line basis over three years.

        Since December 31, 2013, goodwill decreased by $4.2 million, primarily as a result of adjustments to the acquired income tax balances and adjustments to the fair value on certain contracts.

        Transaction costs related to the acquisition of RPS have been combined with those of the Merger; these expenses were not separately allocated as both transactions closed on the same date. The results

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(2) Business Combinations (Continued)

of operations for RPS are included in the consolidated financial statements of the Company from the date of aquisition. During the Successor period from September 23, 2013 to December 31, 2013, RPS' service revenues and net loss totaled $119.8 million and $1.6 million, respectively.

  Acquisition of CRI Lifetree

        On December 2, 2013, the Company completed the acquisition of CRI Holding Company, LLC, or CRI Lifetree, a specialized research organization, for $77.1 million in cash. CRI Lifetree focuses on the conduct and design of early stage, patient population studies, and is therapeutically focused in human abuse liability, addiction, pain, psychiatry, neurology, pediatric and infectious disease services. CRI Lifetree has approximately 250 full-time employees and has three clinic locations: Marlton, NJ, Philadelphia, PA, and Salt Lake City, UT. In addition to inpatient and outpatient studies, the company provides highly-specialized early phase research support services such as data management, biostatistics, and study report writing.

        In order to fund the acquisition of CRI Lifetree, KKR made an equity contribution of $13.5 million in cash and the Company increased its first lien term loan borrowings by $65.0 million.

        The acquisition of CRI Lifetree was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $51.7 million of goodwill, of which $15.4 million is tax deductible. Factors that contributed to the recognition of goodwill for the acquisition included expected growth rates and profitability of CRI Lifetree and expected synergies with the Company's existing operations. Anticipated synergies include lower selling, general and administrative expenses, including reduced labor and facilities costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, as the acquisition serves to significantly expand the Company's Phase I to Phase II services.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(2) Business Combinations (Continued)

        The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$94
Accounts receivable and unbilled services, net	8,101
Other current assets	970
Property, plant and equipment	2,554
Customer relationships	10,900	12 years
Patient relationships	10,900	5 years
Trade name	2,600	10 years
Customer backlog	2,100	5 years
Other assets	67
Accounts payable and accrued expenses	(2,802)
Advanced billings	(2,619)
Other long-term liabilities	(7,486)

Estimated fair value of net assets acquired	25,379
Purchase price, net of working capital settlement	77,112

Total goodwill	$51,733

        Customer relationships, trade name intangibles, and backlog are being amortized on an accelerated method over 12 years, 10 years, and five years, and patient lists intangibles are amortized on a straight-line basis over five years.

        Since December 31, 2013, goodwill increased by $2.0 million, primarily as a result of adjustments to the acquired intangible assets.

        The Company incurred approximately $1.4 million of acquisition-related costs, which were expensed as incurred and are recorded in transaction-related costs in the consolidated statement of operations during the Successor period from September 23, 2013 to December 31, 2013. The results of operations for CRI Lifetree are included in the consolidated financial statements of the Company from the date of acquisition. During the Successor period from September 23, 2013 to December 31, 2013, CRI Lifetree's service revenues and net income totaled $3.7 million and $0.5 million, respectively.

  Acquisition of ClinStar

        On February 28, 2013, the Predecessor Company acquired all of the outstanding member's interest of ClinStar, LLC, or ClinStar, a contract research organization and logistics provider based in the United States with operations in Eastern Europe, for $45.0 million in cash and contingent consideration in the form of a potential earn-out payment of up to $5.0 million. The earn-out payment is contingent upon the achievement of certain revenue and earnings targets during the 24-month period following closing. The Predecessor Company recognized a liability of approximately $3.7 million as the estimated acquisition date fair value of the earn-out; the fair value was based on significant inputs not observed

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(2) Business Combinations (Continued)

in the market and thus represented a Level 3 measurement. Any change in the fair value of the earn-out subsequent to the acquisition date will be recognized in earnings in the period of the change. The fair value of the contingent consideration changed by $0.4 million, $(1.1) million, and $0.5 million during the periods January 1, 2013 to September 22, 2013, September 23, 2013 to December 31, 2013, and the year ended December 31, 2014, respectively. The Company made a $1.6 million payment on the contingent consideration during the year ended December 31, 2014. The current portion of this liability at December 31, 2014, totaling $1.9 million, is recorded in accrued expenses in the accompanying consolidated balance sheet. The acquisition of ClinStar provided the Predecessor Company with a stronger presence in Eastern Europe.

        The acquisition of ClinStar was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Predecessor Company recorded approximately $15.1 million of goodwill, a portion of which is deductible for income tax purposes. Factors that contributed to the recognition of goodwill for the acquisition included expected growth rates and profitability of ClinStar and expected synergies with the Company's existing operations. Anticipated synergies include lower selling, general and administrative expenses, including reduced labor and facilities costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, as the acquisition serves to significantly increase the Company's presence in Eastern Europe.

        The Company's purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$4,260
Restricted cash	4,414
Accounts receivable and unbilled services, net	12,836
Other current assets	1,441
Property, plant and equipment	1,525
Customer relationships	20,100	21 years
Customer backlog	2,400	5 years
Trade names	1,370	10 years
Non-competition agreements	1,860	5 years
Other non-current assets	104
Advanced billings	(5,591)
Other current liabilities	(4,267)
Other long-term liabilities	(4,398)

Estimated fair value of net assets acquired	36,054
Purchase price, including contingent consideration	51,126

Total goodwill	$15,072

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(2) Business Combinations (Continued)

        Customer relationships, customer backlog, and trade name intangibles are being amortized on an accelerated method over 21 years, five years, and 10 years, respectively. Non-competition agreements are being amortized on a straight-line basis over five years.

        The Company incurred approximately $0.5 million of acquisition-related costs, which were expensed as incurred and recorded in transaction-related cost in the consolidated statement of operations during the Predecessor period from January 1, 2013 to September 22, 2013; there were no costs recorded in the Successor period from September 23, 2013 to December 31, 2013. The results of operations for ClinStar are included in the consolidated financial statements of the Company from the date of acquisition. During the Predecessor period from January 1, 2013 to September 22, 2013, ClinStar's revenues and net income totaled $16.6 million and $0.9 million, respectively. During the Successor period from September 23, 2013 to December 31, 2013, ClinStar's revenues and net loss totaled $7.4 million and $0.1 million, respectively.

        The following unaudited pro forma information assumes the acquisitions of the Company, RPS, CRI Lifetree, and ClinStar occurred as of the beginning of 2012. This pro forma financial information is not necessarily indicative of operating results if the acquisitions had been completed at the date indicated, nor is it necessarily an indication of future operating results.

(In thousands, except per share amounts)	December 31, 2013	December 31, 2012
Total revenue	$1,390,161	$1,248,285
Net loss	(46,232)	(128,676)
Net loss per share:
Basic	$(1.15)	$(3.20)
Diluted	$(1.15)	$(3.20)

        The unaudited pro forma financial information for the year ended December 31, 2012 includes the following non-recurring adjustments:

  •
  a $6.9 million increase to stock-based compensation costs for expense triggered by the above transactions, with a corresponding $2.7 million increase to the benefit from income taxes;

  •
  a $75.9 million increase to transaction-related costs incurred by the Company during the year ended December 31, 2013 attributable to the above transactions, with a corresponding $30.0 million increase to the benefit from income taxes;

  •
  a $28.9 million increase to loss on the modification or extinguishment of long-term debt incurred by the Company during the year ended December 31, 2013 attributable to the above transactions, with a corresponding $11.4 million increase to the benefit from income taxes.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(3) Joint Ventures

        In December 2012, the Predecessor Company and WuXi PharmaTech, or WuXi, signed a joint venture agreement to offer a broad platform of Phase I-IV clinical trial services in China, Hong Kong and Macau. The joint venture provides services including clinical trial monitoring, project management, regulatory strategy and submissions, data management, biostatistics, drug safety reporting, and medical monitoring. The clinical operations of WuXi and PRA in China were combined to operate as an independent contract research organization, WuXiPRA Clinical Research Co., Ltd, or WuxiPRA; the joint venture is jointly owned by PRA (49%) and WuXi (51%).

        The Predecessor Company contributed $4.6 million to the joint venture during March 2013, and recorded a $2.1 million, $0.7 million and $0.8 million reduction to the investment balance during the year ended December 31, 2014, the periods September 23, 2013 to December 31, 2013, January 1, 2013 to September 22, 2013, respectively, for our equity in the venture's net loss for the period, which is recorded in the equity in losses of unconsolidated joint ventures, net of tax in our consolidated statement of operations. The investment will be adjusted for our equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting. The investment in WuXiPRA totaled $1.0 million and $3.0 million as of December 31, 2014 and December 31, 2013, respectively.

        In March 2013, RPS entered into a joint venture agreement with A2 Healthcare Corporation (formerly part of Asklep, Inc.). The joint venture provides research and development outsourcing solutions in Japan to the biopharmaceutical and medical device industries. This joint venture is based in Tokyo, Japan and is owned by PRA (49%) and Asklep (51%). On October 17, 2014, the joint venture changed its name from RPS Asklep, Inc. to A2PRA Corporation, or A2PRA. The Successor Company recorded a $0.1 million reduction to the investment balance during the year ended December 31, 2014 and there was no change in the investment balance during the period September 23, 2013 to December 31, 2013, for our equity in the venture's net loss for the period, which is recorded in the equity in losses of unconsolidated joint venture, net of tax in our consolidated statement of operations. The investment will be adjusted for RPS's equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting. The investment in A2PRA totaled $0.2 million and $0.3 million at December 31, 2014 and December 31, 2013, respectively.

(4) Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated.

  Variable Interest Entities

        FASB accounting guidance concerning variable interest entities, or VIE, addresses the consolidation of business enterprise to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The guidance requires an assessment of who the primary beneficiary is and whether the primary beneficiary should consolidate

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

the VIE. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Application of the VIE consolidation requirements may require the exercise of significant judgment by management.

        In order to comply with laws in New Jersey and Pennsylvania prohibiting the corporate practice of medicine, the Company has management contracts for medical services with a professional corporation, CNS Research Institute, Inc., or CNS, for physician investigators working in New Jersey and Pennsylvania. CNS is owned by a founder of CRI Lifetree, who is currently an employee of the Company. The management contracts expire on May 30, 2017.

        The Company pays CNS a management fee equal to the salary, bonus and benefits for the physicians. The Company manages all aspects of CNS' operations including providing administrative support and making all significant operational decisions. Additionally, CNS cannot provide services to any other party without the prior written approval of the Company.

        After evaluating all of the factors noted above, it was concluded that CNS should be included in the Company's consolidated financial statements as it is a variable interest entity and the Company is the primary beneficiary. During the year ended December 31, 2014 and the period September 23, 2013 to December 31, 2013, the Company paid CNS $0.9 million and $0.1 million, respectively, as compensation under the management contract, which was eliminated in consolidation. CNS had no net income for the year ended December 31, 2014 and the period September 23, 2013 to December 31, 2013.

  Risks and Other Factors

        The Company's revenues are dependent on research and development expenditures of the pharmaceutical and biotechnology industries. Any significant reduction in research and development expenditures by the pharmaceutical and biotechnology industries could have a material adverse effect on the Company and its results of operations.

        Clients of the Company generally may terminate contracts without cause upon 30 to 60 days' notice. While the Company generally negotiates deposit payments and early termination fees up front, such terminations could significantly impact the future level of staff utilization and have a material adverse effect on the Company and the results of future operations.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company's primary method of revenue recognition requires estimates of costs to be incurred to fulfill existing long-term contract obligations. Actual results could differ from those estimates. Estimates are also used when accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, asset

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

impairment, certain acquisition-related assets and liabilities, income taxes, fair market value determinations, and contingencies.

  Reportable Segments

        The Company's operations consist of one reportable segment, which represents management's view of the Company's operations based on its management and internal reporting structure. The Company considered the guidance in ASC 350, "Intangibles—Goodwill and Other," which notes that a reporting unit is an operating segment or one level below an operating segment. Product Registration Services, or PR, Early Development Services, or EDS, and Strategic Solutions, or SS, are the business units that are one level below the Company's sole operating segment and the Company determined that they meet the definition of "components," as discrete financial information exists and this information is regularly reviewed by segment management.

  Business Combinations

        Business combinations are accounted for using the acquisition method and, accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets.

  Contingent Liabilities

        The Company provides for contingent liabilities when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and (2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the consolidated financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. The Company expenses as incurred the costs of defending legal claims against the Company.

  Cash Equivalents

        The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2014 and December 31, 2013, substantially all of the Company's cash and cash equivalents were held in or invested with large financial institutions. Certain bank deposits may at times be in excess of the FDIC insurance limits.

  Restricted cash

        The Company receives cash advances from its customers to be used for the payment of investigator costs and other pass-through expenses. The terms of certain customer contracts require that such advances be maintained in separate escrow accounts; these accounts are not commingled with the Company's cash and cash equivalents and are presented separately in the consolidated balance sheet as restricted cash.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

        Additionally, as part of the ClinStar acquisition, the Company was required to transfer $1.0 million to an escrow account held by a subsidiary. The funds were used to pay deferred compensation to certain former ClinStar employees. During the year ended December 31, 2014, the Company distributed all of the remaining funds held in the escrow account.

  Accounts Receivable and Unbilled Services

        Accounts receivable represent amounts for which invoices have been sent to clients based upon contract terms. Unbilled services represent amounts earned for services that have been rendered but for which clients have not been billed and include reimbursement revenue. Unbilled services are generally billable upon submission of appropriate billing information, achievement of contract milestones or contract completion.

  Allowances for Doubtful Accounts

        The Company maintains an allowance for estimated losses resulting from the inability of our customers to make required payments. The Company performs credit reviews of each customer, monitors collections and payments from our customers, and determines the allowance based upon historical experience and specific customer collection issues. The Company ages billed accounts receivable and assesses exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance or, to the extent unreserved, to bad debt expense.

  Advance Billings

        Advance billings represent amounts associated with services, reimbursement revenue and investigator fees that have been received but have not yet been earned or paid.

  Fixed Assets

        Fixed assets and software purchased or developed for internal use are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Furniture, fixtures and equipment	5 - 7 years
Computer hardware and software	3 - 7 years
Leasehold improvements	Lesser of the life of the lease or useful life of the improvements

  Internal Use Software

        The Company accounts for internal use software in accordance with the provisions of accounting standards, which require certain direct costs and interest costs incurred during the application stage of development to be capitalized and amortized over the useful life of the software.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

  Derivative Financial Instruments

        All derivatives are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. Changes in the fair value of derivatives that are designated and determined to be effective as part of a hedge transaction have no immediate effect on earnings and depending on the type of hedge, are recorded either as part of other comprehensive income and will be included in earnings in the period in which earnings are affected by the hedged item, or are included in earnings as an offset to the earnings impact of the hedged item. Any ineffective portions of hedges are reported in earnings as they occur. The Company utilizes interest rate swap and cap agreements, or interest rate contracts, to manage changes in market conditions related to debt obligations.

  Fair Value Measurements

        The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, unbilled services, accounts payable and advanced billings, approximate fair value due to the short maturities of these instruments.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

  Recurring Fair Value Measurements

        The following table summarizes the fair value of the Company's financial assets and liabilities that are measured on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate contracts	$—	$19,446	$—	$19,446
Contingent consideration	—	—	1,911	1,911

Total	$—	$19,446	$1,911	$21,357

        The following table summarizes the fair value of the Company's financial assets and liabilities that are measured on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate contracts	$—	$3,303	$—	$3,303

Total	$—	$3,303	$—	$3,303

Liabilities:
Interest rate contracts	$—	$42	$—	$42
Contingent consideration	—	—	2,996	2,996

Total	$—	$42	$2,996	$3,038

        The Company values contingent consideration, related to business combinations, using a weighted probability of potential payment scenarios discounted at rates reflective of the weighted average cost of capital for the businesses acquired. Key assumptions used to estimate the fair value of contingent consideration include revenue and operating forecasts and the probability of achieving the specific targets. Interest rate swaps and caps are measured at fair value using a market approach valuation technique. The valuation is based on an estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

        The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31 (in thousands):

Contingent Considerations— Accrued expenses and Other long-term liabilities
Predecessor
Balance at December 31, 2012	$—
Initial estimate of contingent consideration	3,685
Revaluations included in earnings	414

Balance at September 22, 2013	$4,099

Successor
Balance at September 23, 2013	$—
Acquired liability	4,099
Revaluations included in earnings	(1,103)

Balance at December 31, 2013	$2,996
Payment on contingent consideration	(1,589)
Revaluations included in earnings	504

Balance at December 31, 2014	$1,911

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

  Non-recurring Fair Value Measurements

        Certain assets and liabilities are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include finite-lived intangible assets which are tested when a triggering event occurs and goodwill and identifiable indefinite-lived intangible assets which are tested for impairment annually on October 1 or when a triggering event occurs.

        As of December 31, 2014, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,634.9 million were identified as Level 3. These assets are comprised of goodwill of $1,034.0 million and identifiable intangible assets of $600.9 million.

  Impairment of Long-Lived Assets

        The Company reviews the recoverability of its long-lived asset groups, including furniture and equipment, computer hardware and software, leasehold improvements, and other finite-lived intangibles, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company's primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

  Goodwill and Other Intangibles

        Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives are amortized over their estimated useful lives or over the period in which economic benefit is received. The Company's primary finite lived intangibles are customer relationships and customer backlog, which are amortized on an accelerated basis, which coincides with the period of economic benefit received by the Company.

        The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable. The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. The Company did not have an impairment for any of the years presented.

        Goodwill impairment is determined by the Company using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized.

        Based upon the Company's most recent analysis, the fair value of its PR and SS reporting units substantially exceeded their carrying values; the estimated fair value of the EDS reporting unit, however, closely approximated its carrying value. The goodwill of EDS was $129.2 million at December 31, 2014. The EDS reporting unit, experienced significant cancellations in the second half of 2014 and was not able to realize synergies from the CRI Lifetree acquisition as quickly as originally forecasted. The Company's current assumptions include higher revenue in 2015, from existing backlog and increased new business awards, as well as making operational improvements to the business. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company's ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2015 or later.

  Revenue Recognition

        The Company generally enters into contracts with customers to provide services with payments based on either fixed-fee, time and materials, or fee-for-service arrangements. Revenue for services is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable, services have been rendered, and collectability is reasonably assured.

        Once these criteria have been met, the Company recognizes revenue for the services provided on fixed-fee contracts based on the proportional performance methodology, which determines the proportion of outputs or performance obligations which have been completed or delivered compared to the total contractual outputs for performance obligations. To measure performance, the Company compares the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical location involved and the Company's historical experience. The Company then establishes the individual contract pricing based on the Company's internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Contract costs consist primarily of direct labor and other project-related costs. Revenue from time and materials contracts is recognized as hours are incurred. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed.

        A majority of the Company's contracts undergo modifications over the contract period and the Company's contracts provide for these modifications. During the modification process, the Company recognizes revenue to the extent it incurs costs, provided client acceptance and payment is deemed reasonably assured.

        The Company often offers volume discounts to its large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

        Most of the Company's contracts can be terminated by the client either immediately or after a specified period following notice. These contracts require the client to pay the Company the fees earned through the termination date, the fees and expenses to wind down the study, and, in some cases, a termination fee or some portion of the fees or profit that the Company could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

  Reimbursement Revenue and Reimbursable Out-of-Pocket Costs

        The Company incurs out-of-pocket costs, in excess of contract amounts, which are reimbursable by its customers. The Company includes out-of-pocket costs both as reimbursement revenue and as reimbursable out-of-pocket costs in the consolidated statements of operations.

        As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The funds received for investigator fees are netted against the related cost because such fees are the obligation of the Company's clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. Total payments to investigators were $211.5 million for the year ended December 31, 2014, $46.8 million for the Successor period from September 23, 2013 to December 31, 2013 and $153.6 million for the Predecessor period from January 1, 2013 to September 22, 2013, and $145.2 million for the year ended December 31, 2012.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2014, substantially all of the Company's cash and cash equivalents were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management's opinion, there is no additional material credit risk beyond amounts provided for such losses.

        Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Successor	Successor	Predecessor	Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012

Customer A	—	—	10.7%	—

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

        Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	December 31,
	2014	2013
Customer B	14.4%	—
Customer C	10.2%	—

  Foreign Currency

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the period. Equity activities are translated at the spot rate effective at the date of the transaction. Revenue and expense accounts and cash flows of these operations are translated at average exchange rates prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income account in stockholders' equity.

        Translation gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of foreign receivables and payables, are included in the determination of net income. These amounts are included in foreign currency gains (losses), net in the consolidated statement of operations. In addition, gains or losses related to the Company's intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary's functional currency that are deemed to be of a long-term investment nature are remeasured to cumulative translation and recorded in accumulated other comprehensive loss in the consolidated balance sheets.

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for future deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. Deferred tax liabilities are recognized for future taxable temporary differences. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

        There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in the Company's consolidated statement of operations. If such changes take

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

place, there is a risk that the Company's effective tax rate may increase or decrease in any period. A company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

  Stock-Based Compensation

        The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company's stock at a fixed price. The Company measures compensation cost at the grant date, based on fair value of the award, and recognizes it as expense over the employees' requisite service period.

        The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model for service condition awards and a Monte Carlo model for market and performance condition awards issued during the Predecessor period, with the following weighted average assumptions:

	Successor		Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012

Risk-free interest rate	2.0%	2.2%	1.3%	1.4%
Expected life, in years	6.5	6.5	7.0	7.0
Dividend yield	N/A	N/A	N/A	N/A
Volatility	39.5%	39.7%	41.2%	41.7%

        The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant. The expected term represents the period of time the grants are expected to be outstanding. We use the historical volatilities of a selected peer group as, the Company does not have sufficient history to estimate the volatility of its common share price. The Company calculates expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, the Company considers characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status.

        Due to the absence of an active market for the Company's common shares prior to the Company's IPO, the fair value of our common shares for purposes of determining the exercise price for award grants was determined in good faith by the Company's board of directors, with the assistance and upon the recommendation of management based on a number of market factors, including: the common shares underlying the award involved illiquid securities in a private company; results of operations and financial position; and the market performance of publically traded companies compared to the Company.

        The Company accounts for its share-based compensation for restricted share awards, or RSAs, based on the closing market price of the Company's common stock on the date of grant.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

  Net Income (Loss) Per Share

        The calculation of net income (loss) per share, or EPS, is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless the effect of inclusion would be anti-dilutive.

  Debt Issuance Costs

        Debt issuance costs relating to the Company's long-term debt are deferred and amortized to interest expense using the effective interest method, over the respective terms of the related debt. Debt issuance costs relating to the Company's revolving credit facilities are deferred and amortized to interest expense using the straight-line method.

  Compensated Absences

        The Company accrues for the costs of compensated absences to the extent that the employee's right to receive payment relates to service already rendered, the obligation vests or accumulates, payment is probable and the amount can be reasonably estimated. The Company's policies related to compensated absences vary by jurisdiction and obligations are recorded net of estimated forfeiture due to turnover when reasonably predictable.

  Operating Leases

        The Company records rent expense for operating leases, some of which have escalating rent over the term of the lease, on a straight-line basis over the initial effective lease term. The Company begins depreciation on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation for its intended use. Some of the Company's facility leases provide for concessions by the landlords, including payments for leasehold improvements considered tenant assets, free rent periods, and other lease inducements. The Company reflects these concessions as deferred rent in the accompanying consolidated financial statements. The Company accounts for the difference between rent expense and rent paid as deferred rent. For tenant allowances for improvements considered to be tenant assets, rent holidays and other lease incentives, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For tenant allowances considered to be property owner assets, the payment is treated as a reimbursement for the cost of the lessor asset.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

        On January 1, 2014, the Company adopted FASB Accounting Standards Update, or ASU, No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 eliminates diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The adoption of ASU 2013-11 resulted in reducing other long-term liabilities and increasing long-term deferred tax liabilities by $9.5 million on the Company's consolidated balance sheet.

        In May 2014, the FASB issued an ASU No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the potential impact of this ASU on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern." This ASU clarifies management's responsibility to evaluate whether there is a substantial doubt about the entity's ability to continue as a going concern and provides guidance for related footnote disclosures. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

(5) Accounts Receivable and Unbilled Services

        Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were (in thousands):

	December 31,
	2014	2013
Accounts receivable	$235,058	$232,768
Unbilled services	105,542	62,345

	340,600	295,113
Less allowance for doubtful accounts	(1,819)	(129)

Total accounts receivable and unbilled services, net	$338,781	$294,984

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(5) Accounts Receivable and Unbilled Services (Continued)

        A rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Successor		Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012
Beginning balance	$129	$—	$1,744	$822
Additions—charged to expenses	976	129	136	937
Deductions—(write-offs), net of recoveries	714	—	(274)	(15)

Ending balance	$1,819	$129	$1,606	$1,744

(6) Fixed Assets

        The changes in the carrying amount of fixed assets are as follows (in thousands):

	December 31,
	2014	2013
Leasehold improvements	$16,217	$13,429
Computer hardware and software	63,711	47,829
Furniture and equipment	21,546	20,727

	101,474	81,985
Accumulated depreciation	(28,541)	(6,158)

Total fixed assets, net	$72,933	$75,827

        All fixed assets are included as collateral for the payment and performance in full of the term loans pledged by the Company and its subsidiaries.

        Depreciation expense was $22.2 million for the year ended December 31, 2014, $6.2 million for the Successor period from September 23, 2013 to December 31, 2013, $11.9 million for the Predecessor period from January 1, 2013 to September 22, 2013, and $15.0 million for the year ended December 31, 2012.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(7) Goodwill and Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

Predecessor
Balance, December 31, 2012	$490,675
Acquisition of ClinStar	15,072
Currency translation	2,706

Balance, September 22, 2013	$508,453

Successor
Balance, September 23, 2013	$—
Acquisition by KKR	882,837
Acquisition of RPS	157,649
Acquisition of CRI Lifetree	49,768
Currency translation	8,827

Balance, December 31, 2013	$1,099,081

Balance, December 31, 2013	$1,099,081
Adjustments to PRA/KKR Purchase Price Allocation	(33,250)
Adjustments to RPS Purchase Price Allocation	(4,237)
Adjustments to CRI Purchase Price Allocation	1,965
Currency translation	(29,560)

Balance, December 31, 2014	$1,033,999

        There are no accumulated impairment charges as of December 31, 2014 and December 31, 2013.

  Intangible Assets

        Intangible assets consist of the following (in thousands):

	December 31,
	2014	2013
Customer relationships	$393,053	$419,519
Customer backlog	130,833	133,017
Trade names (finite-lived)	25,762	28,143
Patient list and other intangibles	20,900	17,128
Non-competition agreements	2,774	3,158

Total finite-lived intangible assets, gross	573,322	600,965
Accumulated amortization	(90,422)	(19,184)

Total finite-lived intangible assets, net	482,900	581,781
Trade names (indefinite-lived)	118,010	118,010

Total intangible assets, net	$600,910	$699,791

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(7) Goodwill and Intangible Assets (Continued)

        The Company conducts its annual impairment test of indefinite-lived intangibles during the fourth quarter of the fiscal year. For the periods ended December 31, 2014, 2013, and 2012, the Company concluded that the fair value of indefinite-lived intangibles exceeded the carrying value and, therefore, no impairment exists. Amortization expense was $74.4 million for the year ended December 31, 2014, $19.2 million for the Successor period from September 23, 2013 to December 31, 2013, $13.3 million for the Predecessor period from January 1, 2013 to September 22, 2013, and $15.6 million for the year ended December 31, 2012. Estimated amortization expense related to finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2015	$56,907
2016	45,968
2017	36,116
2018	31,648
2019	26,101
2020 and thereafter	286,160

Total	$482,900

(8) Accrued Expenses and Other Current Liabilities

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued salaries, benefits, and payroll taxes	$60,560	$52,757
Accrued bonuses	8,983	9,703
Accrued self insurance costs	3,200	1,383
Accrued contract labor and 3rd party CRO costs	4,495	4,064
Accrued accounting and legal fees	3,463	2,485
Accrued interest	6,166	10,824
Accrued other taxes	3,323	3,904
Other accrued expenses	17,540	18,081
Contingent consideration, short-term	1,911	1,472
Acquisition-related payable	2,442	2,442
Unfavorable contracts	1,588	5,170
Unfavorable lease accrual	1,373	344
Vendor financing liability	—	2,075
Accrued customer refunds, short-term	1,500	4,500

Total accrued expenses and other liabilities	$116,544	$119,204

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(9) Other Long-Term Liabilities

        Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Contingent tax reserves	$8,910	$13,420
Accrued customer refunds	3,000	4,500
Interest rate contracts	19,446	—
Unfavorable lease accrual	3,035	1,780
Vendor financing	—	1,559
Contingent consideration	—	1,523
Deferred rent	3,746	1,065
Other long-term liabilities	2,408	2,885

Total other long-term liabilities	$40,545	$26,732

(10) Current Borrowings and Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	December 31,
	2014	2013
Term loans, first lien	$729,000	$887,775
Senior notes	225,000	375,000

	954,000	1,262,775
Less debt discount	(5,463)	(8,063)

	948,537	1,254,712
Less current portion	—	(8,900)

Total long-term debt, net	$948,537	$1,245,812

        Principal payments on long-term debt are due as follows (in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	—
2020 and thereafter	954,000

Total	$954,000

        The estimated fair value of borrowings under credit facilities and long-term debt was $966.0 million and $1,301.2 million at December 31, 2014 and December 31, 2013, respectively. The fair value of the Notes were determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions. The fair value of the

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(10) Current Borrowings and Long-Term Debt (Continued)

term loans and borrowings under credit facilities were determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

        In September 2013, the Company entered into a new credit agreement, or the 2013 Credit Agreement, with a syndicate of banks led by UBS for an aggregate principal amount of $825.0 million of first lien term loan and a $125.0 million revolving line of credit, or the Senior Secured Credit Facility. Due to the Merger, on September 23, 2013, the Predecessor Company terminated its old credit facility dated December 10, 2012. In September 2013, the Company also issued $375.0 million in senior notes, or Senior Notes. The proceeds from the 2013 Credit Agreement and the notes issuances were used in conjunction with the acquisition by KKR, to fund the acquisition of RPS, repay existing debt, and pay for fees and expenses related to the aforementioned events. The Company paid an $8.3 million debt discount in connection with the first lien term loans.

        On December 2, 2013, the Company borrowed $65.0 million under the first lien term loan facility of the 2013 Credit Agreement, or the Incremental Term Loan Borrowing. The proceeds were used to fund the acquisition of CRI Lifetree. In accordance with the guidance in ASC 470-50, "Debt—Modifications and Extinguishments," the Incremental Term Loan Borrowing was accounted for as a debt modification.

        On March 24, 2014, the Company completed a repricing transaction, or the Repricing, associated with the first lien term loan that reduced the applicable margin from 4.0% to 3.5%. As part of the repricing, eight previous lenders did not consent to the repricing terms; therefore the non-consenting lenders were replaced by new lenders. In accordance with the guidance in ASC 470-50, "Debt—Modifications and Extinguishments," the Repricing was accounted for as a partial debt extinguishment based on non-consenting lenders no longer having a holding interest. As a result of the partial debt extinguishment, the Company recognized a loss of extinguishment of debt totaling $1.3 million, which was recorded during the year ended December 31, 2014. The Company incurred $0.1 million in expenses for the repricing transaction, which were expensed during the year ended December 31, 2014.

        As collateral for borrowings under the 2013 Credit Agreement, the Company granted a pledge on primarily all of its assets, and the stock of designated subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA ratios. The 2013 Credit Agreement also contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. As of December 31, 2014 and 2013, the Company was in an accumulated deficit position; as such, there were no amounts free of restrictions to make cash dividends or stock repurchases. The Company does not expect these covenants to restrict its liquidity, financial condition or access to capital resources in the foreseeable future. The 2013 Credit Agreement also contains customary representations, warranties, affirmative covenants, and events of default.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(10) Current Borrowings and Long-Term Debt (Continued)

  Term Loans

        The first lien term loan is a floating rate term loan with scheduled, fixed quarterly principal payments of 0.25% of the original principal balance through September 2020. Our voluntary prepayments made during 2014, using proceeds from the IPO, fully satisfy all required quarterly principal payments through maturity. The variable interest rate is based on the LIBOR, with a 1.0% LIBOR floor, plus an applicable margin of 3.5%. The applicable margin is dependent upon the Company's debt to consolidated EBITDA ratio as defined in the 2013 Credit Agreement. The 2013 Credit Agreement requires us to prepay outstanding term loans, subject to certain exceptions, with 50% of our annual Excess Cash Flow, which percentage will be reduced to 25% if PRA achieves a debt-to-EBITDA ratio of less than or equal to 3.75 to 1.0, but greater than 3.25 to 1.0 on the date of prepayment for the most recent test period and no prepayment will be required if PRA achieves a debt-to-EBITDA ratio of less than or equal to 3.25 to 1.0 on the date of prepayment for the most recent test period, commencing in 2014.

        The Company has the option of 1, 2, 3 or 6 month base interest rates. As of December 31, 2014 and 2013, the weighted average interest rate on the first lien term loan was 4.5% and 5.0%, respectively. There are no prepayment penalties.

        On November 18, 2014, the Company repaid $152.1 million in principal using proceeds from the Company's IPO. In accordance with the guidance in ASC 470-50, "Debt—Modifications and Extinguishments," the debt repayment was accounted for as a partial debt extinguishment. The repayment resulted in the write-off of $4.8 million in unamortized debt issuance costs which is included in loss on modification or extinguishment of debt in the consolidated statement of operations.

  Revolving Credit Facilities

        The Company's Senior Secured Credit Facility provides for $125.0 million of potential borrowings and expires on September 23, 2018. The interest rate on the Senior Secured Credit Facility is based on the LIBOR plus an applicable rate, based on the leverage ratio of the Company. The Company, at its discretion, may choose interest periods of 1, 2, 3 or 6 months. In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the revolver, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio. At December 31, 2014, the Company had no outstanding borrowings under the Senior Secured Credit Facility. At December 31, 2013, the Company had outstanding borrowings under the Credit Facility of $10.0 million. As of December 31, 2013, the weighted average interest rate on the Senior Secured Credit Facility was 5.0%. In addition, at December 31, 2014 and 2013, the Company had $5.1 million and $2.5 million, respectively, in letters of credit outstanding, which are secured by the Senior Secured Credit Facility.

  Senior Notes

        In September 2013, the Company issued $375.0 million of Senior Notes. The Senior Notes do not require principal payments and mature on October 1, 2023. The Senior Notes bear interest at a rate of 9.50% per year payable on April 1, and October 1 of each year, beginning April 1, 2014.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(10) Current Borrowings and Long-Term Debt (Continued)

        The Company may redeem the Senior Notes, in whole or in part, at any time prior to October 1, 2018 subject to a prepayment premium calculated in accordance with the Senior Notes indenture. From October 1, 2018 through October 1, 2021, the prepayment premium is 1.58% - 4.75%; there is no prepayment premium after October 1, 2021. In the event of a change in control, holders of the Senior Notes would be repaid the outstanding principal balance plus accrued interest and a 1% prepayment premium.

        As collateral for the payment and performance in full of the Senior Notes, the Company granted a pledge on primarily all of its assets, and the stock of designated subsidiaries. In addition, the covenants include limitations on incurring additional indebtedness, selling certain assets, and making certain distributions.

        On November 18, 2014, the Company repaid $150.0 million in principal and a $14.3 million prepayment penalty using proceeds from the Company's IPO. In accordance with the guidance in ASC 470-50, "Debt—Modifications and Extinguishments," the debt repayment was accounted for as a partial debt extinguishment. The repayment also resulted in the write-off of $4.6 million in unamortized debt issuance costs, which is included in loss on modification or extinguishment of debt in the consolidated statement of operations.

(11) Stockholders' Equity—Successor

  Authorized Shares

        The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01.

(12) Stockholders' Equity—Predecessor

  Authorized Shares

        The Predecessor Company was authorized to issue up to one hundred million shares of stock, with a par value of $0.0001, of which ninety five million have been designated as common stock and five million have been designated as preferred stock.

  Dividends

        In February 2013, the Predecessor Company declared a $2.83 per share dividend to all stockholders and made a related payment of $2.83 per share to holders of vested service-based stock options. The dividends were declared from additional paid-in capital and represent a return of capital to the common stockholders. Dividends paid (including the related payments to holders of options) during the Successor period from September 23, 2013 to December 31, 2013 totaled $4.3 million and $127.3 million during the Predecessor period from January 1, 2013 to September 22, 2013. The total dividends paid included $112.2 million paid to common stockholders, $16.3 million paid to holders of vested service-based options and $3.1 million paid to holders of service-based options that vested during the year related to dividends declared in December 2012.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(13) Stock-Based Compensation

Successor

        On November 23, 2014 and in connection with the Company's IPO, the Board of Directors approved the formation of the 2014 Omnibus Plan for Key Employees, or the 2014 Omnibus Plan. The Plan allows for the issuance of stock options, stock appreciation rights, restricted shares and restricted stock units, other stock-based awards, and performance compensation awards as permitted by applicable laws. The number of shares available for grant under the plan is 3,200,000.

        On September 23, 2013 and in connection with the acquisition of the Company by KKR, the Board of Directors approved the formation of the 2013 Stock Incentive Plan for Key Employees of Pinnacle Holdco Parent, Inc. and its subsidiaries, or the Plan. The Plan allowed for the issuance of stock options and other stock-based awards as permitted by applicable laws. The number of shares available for grant under the plan is 12.5% of the outstanding shares at closing on a fully diluted basis. The Company rolled over 2,052,909 stock options under the Plan; this amount is comprised of 2,016,581 and 36,328 options rolled over by employees of the Predecessor Company and RPS, respectively. The fair value of the options that were rolled over equaled the fair value of the options in the Predecessor Company and, therefore, there was no additional stock-based compensation expense recorded.

        During December 2013, the Board of Directors granted 4,762,377 stock options; this amount is comprised of 2,810,311 service-based options and 1,952,066 market-based options.

        During August 2014, the Board of Directors granted 359,204 stock options; this amount is comprised of 225,968 service-based options and 133,236 market-based options.

        Generally, the Company grants stock options with exercise prices greater than or equal to the fair market value of the Company's common stock on the date of grant. The stock option compensation cost calculated under the fair value approach is recognized on a pro-rata basis over the vesting period of the stock options (usually five years). Most stock option grants are subject to graded vesting as services are rendered and have a contractual life of ten years.

        The options with a market-based condition vest only upon the achievement of a specified internal rate of return from a liquidity event. No compensation expense has been recorded as the options vest upon a liquidity event, which is not considered probable until the date it occurs. At that time, compensation expense equal to the grant date fair value will be recorded, regardless of whether the market condition is satisfied. These options have a contractual life of ten years.

Predecessor

        On March 24, 2011, the Board of Directors authorized an additional one million shares of the Predecessor Company's common stock to be available for grant under the Predecessor Company's stock option and incentive award plan, bringing the total number of shares available to 4,960,310. The stock option compensation cost calculated under the fair value approach was recognized on a pro-rata basis over the vesting period of the stock options (usually four years). Most stock option grants are subject to graded vesting as services are rendered and have a contractual life of ten years.

        Under the Predecessor Company's stock option and incentive award plan all options vested in full upon a change in control. As a result of the Merger, $8.6 million of stock-based compensation expense

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(13) Stock-Based Compensation (Continued)

was recorded in the Predecessor period from January 1, 2013 to September 22, 2013 due to the accelerated vesting of unvested options.

        As stated in Note 12, during February 2013, the Predecessor Company paid a $2.83 per share dividend to all stockholders and made a related payment to holders of vested service-based options. This transaction represented an equity restructuring under ASC 718. The decision to provide cash payments to option holders to prevent the stockholder dividend from being dilutive to such option holders represented a modification of the options. The compensation expense associated with the modification was determined by calculating the change in the stock options' value immediately before and after the modification, plus any other consideration received by the option holders. Such expense was $14.9 million during the Predecessor period from January 1, 2013 to September 22, 2013.

        During December 2012, the Predecessor Company paid a $2.31 per share dividend to all stockholders. This transaction resulted in an equity restructuring under ASC 718 as all stock option agreements were modified to prevent the dividend from being dilutive to option holders. Employees with vested service-based options were paid a $2.31 per share dividend, which resulted in $10.0 million of additional compensation expense being recorded. A $2.31 per share dividend was paid on unvested service-based options when the options vested and resulted in $3.7 million of compensation expense being recorded over the remaining service period, of which $0.1 million was recorded during the year ending December 31, 2012. Options with performance and market conditions were modified by adjusting the exercise and strike prices noted in the agreements downward to compensate for the dividend payment. This resulted in an additional $0.5 million of compensation expense being recorded for options with a market condition. No compensation expense was recorded for options with a performance condition as vesting is contingent on a liquidity event, which is not considered probable until the date it occurs.

        Options with performance and market conditions were modified by adjusting the exercise prices noted in the agreements downward to compensate for the dividend payment. This resulted in an additional $0.9 million of compensation expense being recorded for options with a market condition during the Predecessor period from January 1, 2013 to September 22, 2013.

        As of December 31, 2014, there was $11.4 million of unrecognized compensation cost related to unvested stock options, which is to be expected to be recognized over a weighted average period of 4 years. There were no shares that vested during the Successor period September 23, 2013 to December 31, 2013. The total fair value of shares vested was $2.8 million during the year ended December 31, 2014, $7.1 million during the Predecessor period from January 1, 2013 to September 22, 2013, and $0.9 million during the year ended December 31, 2012.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(13) Stock-Based Compensation (Continued)

        Aggregated information regarding the Company's option plans is summarized below:

	Options	Wtd. Average Exercise Price	Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at December 31, 2013	6,815,286	$9.08	8.6	$18.1

Granted	359,204	$16.42
Exercised	(11,369)	2.94
Expired/forfeited	(201,325)	11.41

Outstanding at December 31, 2014	6,961,796	$9.40	7.6	$103.1

Exercisable at December 31, 2014	2,577,166	$4.80	5.2	$50.0

        As a result of the Merger, 4,265,931 of the options outstanding at September 22, 2013 were settled.

        The weighted-average fair value of service-based options granted during the year ended December 31, 2014, Successor period from September 23, 2013 to December 31, 2013, the Predecessor periods January 1, 2013 to September 22, 2013, and during the year ended December 31, 2012 was $6.71, $5.04, $4.55, and $4.56 per share, respectively. The total intrinsic value of options exercisable was approximately $50.0 million, $18.1 million, and $8.5 million at December 31, 2014, 2013, and 2012, respectively.

        Selected information regarding the Company's stock options as of December 31, 2014 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price
$2.94	2,030,712	4.3	$2.94	2,030,712	4.3	$2.94
$11.73	4,578,275	9.0	$11.73	546,454	9.0	$11.73
$16.42	352,809	9.6	$16.42	—	—	$—

  Restricted Stock Awards

        During November 2014, the Board of Directors granted 5,556 restricted stock awards, or RSAs. The Company's RSAs will settle in shares of the Company's common stock on the applicable vesting date. One-half of the RSAs vest on the first anniversary of the date of grant and the remaining half of the RSAs vest on the second anniversary of the date of grant.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(13) Stock-Based Compensation (Continued)

        The Company's RSA activity in 2014 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Outstanding at December 31, 2013	—	$—
Granted	5,556	20.35

Outstanding at December 31, 2014	5,556	$20.35	$—

        Stock-based compensation expense related to employee stock options and RSAs is summarized below (in thousands):

	Successor	Successor	Predecessor	Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012

Direct costs	$752	$—	$1,034	$943
Selling, general and administrative	2,715	132	23,575	10,667

Total stock-based compensation expense	$3,467	$132	$24,609	$11,610

(14) Income Taxes

        The components of loss before income taxes and equity in losses of unconsolidated joint ventures are as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012
Domestic	$(92,040)	$(71,354)	$(105,728)	$(22,633)
Foreign	50,188	14,846	35,862	18,079

	$(41,852)	$(56,508)	$(69,866)	$(4,554)

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(14) Income Taxes (Continued)

        The components of the benefit from income taxes were as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012
Current:
Federal	$—	$(141)	$372	$719
State	(617)	230	37	1,924
Foreign	24,431	4,498	6,526	2,888

Total current income tax expense	23,814	4,587	6,935	5,531

Deferred:
Federal	(22,002)	(19,788)	(26,776)	(5,338)
State	(1,867)	(3,222)	(2,368)	(1,705)
Foreign	(8,099)	1,237	130	(335)

Total deferred income tax benefit	(31,968)	(21,773)	(29,014)	(7,378)

Total income tax benefit	$(8,154)	$(17,186)	$(22,079)	$(1,847)

        Income taxes computed at the statutory U.S. federal income tax rate of 35.0% are reconciled to the benefit from income taxes as follows:

	Successor	Successor	Predecessor	Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.5%	3.6%	2.0%	3.9%
Tax on foreign earnings:
Foreign rate differential	4.3%	(0.5)%	6.6%	90.8%
Foreign earnings taxed in the U.S.	(10.9)%	(2.5)%	(3.0)%	(60.0)%
UK research and development credit	3.8%	(0.4)%	1.0%	0.0%
Stock-based compensation	(0.8)%	0.0%	(2.8)%	(1.0)%
Debt issuance costs and related matters	0.0%	0.0%	0.0%	1.7%
Transaction costs	0.0%	(5.6)%	(7.1)%	0.0%
Change in liability for uncertain tax positions	(14.6)%	0.5%	0.2%	(27.8)%
Nondeductable expenses	(2.0)%	(0.2)%	(0.2)%	(3.9)%
Other	(0.8)%	0.4%	(0.2)%	1.9%

Effective income tax rate	19.5%	30.3%	31.5%	40.6%

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(14) Income Taxes (Continued)

        Components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$86,027	$60,310
Accruals and reserves	12,589	6,529
Equity based compensation	7,035	6,398
Prepaid expenses and other	9,825	21,391
Deferred and unbilled revenue	12,965	19,110
Tax credits	2,234	2,171

	130,675	115,909
Valuation allowance	(16,142)	(6,120)

Deferred tax assets	114,533	109,789

Identified intangibles	(185,540)	(253,296)
Depreciable, amortizable and other property	(13,616)	(12,250)

Deferred tax liabilities	(199,156)	(265,546)

Total deferred tax liability	$(84,623)	$(155,757)

Current deferred tax asset	$20,768	$28,809
Long-term deferred tax liability	$(105,391)	$(184,565)

        The Company's foreign subsidiaries are taxed separately in their respective jurisdictions. As of December 31, 2014, the Company has cumulative foreign net operating loss carryforwards of approximately $29.3 million. In addition, the Company has federal net operating losses of approximately $219.7 million. The Company also has cumulative state net operating loss carryforwards of approximately $258.3 million.

        The carryforward periods for the Company's net operating losses vary from five years to an indefinite number of years depending on the jurisdiction. The Company's ability to offset future taxable income with net operating loss carryforwards may be limited in certain instances, including changes in ownership.

        The Company also has state income tax credit carryforwards available to potentially offset future state income tax of $2.7 million which begin expiring in one year. The Company has provided a full valuation allowance against the benefits of these credits.

        In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax-planning strategies. The valuation allowance at December 31, 2014 relates to the U.S. net federal deferred tax asset (including the federal net operating loss), certain foreign net operating losses, state net operating losses and state tax credit carryforwards. Based upon the available evidence, the Company has concluded that it is not more likely than not that a certain portion of these net deferred tax assets will be realized. If the Company

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(14) Income Taxes (Continued)

determines at some point in the future that utilization of these deferred tax assets becomes more likely than not, the Company will reduce the valuation allowance accordingly at that time.

        A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below (in thousands):

	Successor	Successor	Predecessor	Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012
Beginning balance	$11,284	$—	$9,212	$8,671
Positions acquired	—	10,800	—	—
Additions based on tax positions related to current year	5,221	462	620	104
Additions for income tax positions of prior years	1,559	—	—	915
Impact of changes in exchange rates	(1,005)	22	63	68
Settlements with tax authorities	—	—	(293)	—
Reductions for income tax positions for prior years	(452)	—	(542)	—
Reductions due to lapse of applicable statute of limitations	(400)	—	(466)	(546)

Ending balance	$16,207	$11,284	$8,594	$9,212

        As of December 31, 2014, 2013, and 2012, the total gross unrecognized tax benefits were $16.2 million, $11.3 million, and $9.2 million, respectively. As of December 31, 2014, the total amount of gross unrecognized tax benefits which, if recognized, would impact the Company's effective tax rate is $8.9 million. The Company anticipates changes in total unrecognized tax benefits due to the expiration of statute of limitations within the next 12 months. Specifically, adjustments related to transfer pricing and foreign tax exposures are expected to be resolved in various jurisdictions. A reasonable estimate of the change in the total gross unrecognized tax benefit expected to be recognized as a result is $0.3 million as of the balance sheet date.

        The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. The Company recorded an increase of $0.1 million during the year ended December 31, 2014, $0.1 million during the Successor period from September 23, 2013 to December 31, 2013, $0.1 million during the Predecessor period from January 1, 2013 to September 22, 2013 and $0.3 million during the year ended December 31, 2012. As of December 31, 2014, the Company has a total of $2.4 million recognized on uncertain tax positions. To the extent interest and penalties are not incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction in income tax expense.

        The Company has analyzed filing positions in all of the significant federal, state and foreign jurisdictions where the Company is required to file income tax returns. The only periods subject to

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(14) Income Taxes (Continued)

examination by the major tax jurisdictions where the Company does business are the 2007 through 2013 tax years.

        The Company has concluded that a portion of the undistributed earnings of its foreign subsidiaries related to certain previously taxed income are not indefinitely reinvested. However, as of December 31, 2014 and December 31, 2013, there is no liability recorded for the effect of repatriating those foreign earnings due to the movement in foreign exchange rates which would cause a foreign exchange loss if the previously taxed income were distributed. As of December 31, 2012 there was a tax liability of $0.4 million recorded related to previously taxed income. For the remaining undistributed earnings of $186.1 million, $171.9 million, and $129.5 million as of December 31, 2014, 2013 and 2012, respectively, the Company has concluded that these earnings would be permanently reinvested in the local jurisdictions and not repatriated to the United States. Accordingly, the Company has not provided for U.S. federal and foreign withholding taxes on those undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the amount that might be payable if some or all of such earnings were to be remitted. The amount of the tax liability that would result from a repatriation is impracticable to calculate given the uncertainty as to which repatriation structure would be used should the Company change its assertion and repatriate foreign earnings. Furthermore, given the uncertainty as to the repatriation structure, the Company cannot analyze the availability and amount of foreign tax credits that might be available. These earnings will provide the Company with the opportunity to continue to expand the Company's global footprint and fund the working capital needs of the Company's foreign locations for future growth.

        In 2014, the Company increased its valuation allowance $10.0 million to $16.1 million at December 31, 2014 from $6.1 million at December 31, 2013. The valuation allowance is primarily related to U.S. federal loss carryforwards and loss carryforwards in various state and foreign jurisdictions.

	Successor	Successor	Predecessor	Predecessor
	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012
Beginning balance	$6,120	$—	$6,391	$7,211
Additions—purchase accounting	1,069	6,114	—	—
Additions—other comprehensive income	5,165
Additions—charged to expense	8,476	14	1,346	104
Deductions—charged to expense (including translation adjustments)	(4,688)	(8)	(531)	(924)

Ending balance	$16,142	$6,120	$7,206	$6,391

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(15) Commitments and Contingencies

  Operating Leases

        The Company leases office space under operating lease agreements expiring in various years through 2030. The Company has sublease agreements for certain facilities to reduce rent expense and accommodate expansion needs. The subleases expire at various times through 2022. The Company also leases certain office equipment under the terms of operating leases expiring at various times through 2019.

        Rent expense under operating leases, net of sublease rental income, for the year ended December 31, 2014, the Successor period from September 23, 2013 to December 31, 2013, Predecessor period from January 1, 2013 to September 22, 2013, and the year ended December 31, 2012, was approximately $33.4 million, $7.4 million, $16.8 million, and $20.0 million, respectively.

        Future minimum lease commitments on non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Leases	Sublease Rental Income	Net Total
2015	$35,251	$(953)	$34,298
2016	29,760	(412)	29,348
2017	25,056	(362)	24,694
2018	20,896	(241)	20,655
2019	16,893	(229)	16,664
2020 and thereafter	93,472	(535)	92,937

Total	$221,328	$(2,732)	$218,596

  Employment Agreements

        The Company has entered into employment and non-compete agreements with certain management employees. In the event of termination of employment for certain instances, employees will receive severance payments for base salary and benefits for a specified period (six months for vice presidents, nine months for senior vice presidents and twelve months for executive vice presidents, the president and chief executive officer). Each employment agreement also contains provisions that restrict the employees' ability to compete directly with the Company for a comparable period after employment terminates. In addition, stock option grant agreements for these employees provide the Company with the right to repurchase from the employee, or the employee with the right to sell to the Company, stock owned by the employee in certain limited instances of termination.

  Legal Proceedings

        The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. Although the outcome of such claims is uncertain, management believes that these legal proceedings will not have a material adverse effect on the financial condition or results of future operations of the Company.

        The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(15) Commitments and Contingencies (Continued)

The Company has not recorded a liability associated with the claim, which totaled $5.3 million at December 31, 2014, given it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $5.3 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated balance sheet. The Company expects to recover the full amount of the deposit when the case is settled.

  Insurance

        The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services, and ownership of property. These policies provide coverage for a variety of potential losses, including, without limitation, loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice.

        The Company's retentions and deductibles associated with these insurance policies range up to a maximum of $250,000.

  Employee Health Insurance

        The Company is self-insured for health insurance for employees within the United States, excluding employees of CRI Lifetree that was acquired in 2013. The Company maintains stop-loss insurance on a "claims made" basis for expenses in excess of $0.2 million per member per year. As of December 31, 2014 and 2013, the Company maintained a reserve of approximately $3.2 million and $1.4 million, respectively, included in accrued expense and other current liabilities on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

(16) Restructuring

  European Restructuring

        During 2012, the Board of Directors of RPS approved a restructuring plan to reduce support costs in its European Operations, or European Restructuring. RPS offered severance benefits to the terminated employees and eliminated approximately 75 positions. The Company elected to continue the European Restructuring Plan after the Merger and a total of approximately $0.8 million is included in accrued expenses and other current liabilities as of December 31, 2014. This balance relates to outstanding contingency claims for certain former employees that were terminated as part of the European Restructing Plan. The Company did not incur any additional expense during the year ended December 31, 2014 or the period from September 23, 2013 to December 31, 2013.

  U.S. Restructuring

        During 2013, the Board of Directors of RPS approved a restructuring plan to reduce support costs in its U.S. Operations, or U.S. Restructuring. RPS offered severance benefits to the terminated employees and eliminated approximately 30 positions. The Company elected to continue the U.S. Restructuring Plan after the Merger, and the restructurings were completed during the year ended December 31, 2014.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(16) Restructuring (Continued)

  Merger Synergies

        As a result of the Merger, the Company offered severance benefits to terminated employees and eliminated approximately 33 positions for synergies gained as a result of the Merger, or Merger Synergies. For the year ended December 31, 2014, the Company recorded $0.9 million of restructuring expense related to severance benefit cost, respectively, which is included in selling, general, and administrative expenses of the consolidated statement of operations. The Company completed the restructurings during the year ended December 31, 2014.

        The table below outlines the components of the restructuring charges (in thousands):

	Balance at September 23, 2013	Acquired liabilities	Additional provisions	Payments	Foreign exchange adjustment	Balance at December 31, 2013
European Restructuring	$—	$839	$—	$—	$15	$854
U.S. Restructuring	—	1,225	297	(490)	—	1,032
Merger Synergies	—	—	2,386	(1,036)	—	1,350

Total	$—	$2,064	$2,683	$(1,526)	$15	$3,236

	Balance at December 31, 2013	Additional provisions	Payments	Foreign exchange adjustment	Balance at December 31, 2014
European Restructuring	$854	$—	$—	$(101)	$753
U.S. Restructuring	1,032	16	(1,048)	—	—
Merger Synergies	1,350	884	(2,207)	(27)	—

Total	$3,236	$900	$(3,255)	$(128)	$753

        A total of approximately $0.8 million and $3.2 million is included in accrued expenses as of December 31, 2014 and 2013, respectively, related to the restructuring plans. For the year ended December 31, 2014 and the Successor period September 23, 2013 through December 31, 2013, the Company recorded an additional $0.9 million and $2.7 million, respectively, of restructuring expense which is included in selling, general and administrative expenses of the consolidated statement of operations.

(17) Employee Benefit Plans

        Defined contribution or profit sharing style plans are offered in Australia, Belgium, Germany, Hong Kong, India, Israel, the Netherlands, New Zealand, the Philippines, South Africa, Spain, Sweden, Thailand, and the United Kingdom. In some cases these plans are required by local laws or regulations.

        The Company maintains a 401(k) Plan, or the Plan, in the United States, which covers substantially all employees of its U.S. subsidiaries. The Company matches employee contributions at varying amounts, up to a maximum of 6%. The employer contributions to the Plan were approximately $4.4 million for the year ended December 31, 2014, $1.0 million for the Successor period from September 23, 2013 to December 31, 2013, $2.7 million for the Predecessor period from January 1, 2013 to September 22, 2013, and $3.1 million for the year ended December 31, 2012.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(18) Derivatives

        The Company is exposed to certain risks relating to our ongoing business operations. The primary risk that the Company seeks to manage by using derivative instruments is interest rate risk. Accordingly, the Company has instituted interest rate hedging programs that are accounted for in accordance with ASC 815, "Derivatives and Hedging." The interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. The Company swaps the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The Company also employs an interest rate cap that compensates us if variable interest rates rise above a pre-determined rate. The Company's interest rate contracts are designated as hedging instruments.

        On October 2, 2013, the Company entered into interest rate swap agreements with an aggregate notional principal amount of $620.0 million. The interest rate swaps will begin on September 23, 2015. The interest rate swaps will be used to hedge the variable rate of the Company's Senior Secured Credit Facility. The interest rate swaps have maturity dates ranging from one to five years.

        In addition, on October 2, 2013 the Company also entered into an interest rate cap with an aggregate notional principal amount of $800.0 million. The interest rate cap began on September 23, 2014. The interest rate cap is used to hedge the variable rate of the Company's Senior Secured Credit Facility to the extent that the LIBOR rises above 4.00%.

        The following table presents the notional amounts and fair values (determined using level 2 inputs) of our derivatives as of December 31, 2014. All asset and liability amounts are reported in other assets and other long-term liabilities (in thousands):

		December 31, 2014
	Balance Sheet Classification	Notional amount	Asset/(Liability)
Derivatives in a liability position:
Interest rate contracts	Other long-term liabilities	$1,420,000	$(19,446)

		December 31, 2013
	Balance Sheet Classification	Notional amount	Asset/(Liability)
Derivatives in an asset position:
Interest rate contracts	Other assets	$1,360,000	$3,303
Derivatives in a liability position:
Interest rate contracts	Other long-term liabilities	60,000	(42)

Total designated derivatives		$1,420,000	$3,261

        The Company records the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive (loss) income in our consolidated balance sheet, net of deferred taxes, and will later reclassify into earnings when the hedged item affects earnings or is no longer expected to occur. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or no longer qualify for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(18) Derivatives (Continued)

        Due to the debt repayments made in conjunction with the Company's IPO in November 2014 and related changes to forecasted voluntary debt repayments in future periods, the Company determined interest rate swaps with a notional principal amount of $47.5 million no longer qualify for hedge accounting. The change in estimated debt repayments also resulted in ineffectiveness in interest rate swaps with a notional principal amount of $297.5 million.

        The table below presents the effect of our derivatives on the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2014. We had no derivative financial instruments in the Predecessor periods (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	Year Ended December 31, 2014	September 23, 2013 - December 31, 2013
Amount of (loss) gain recognized in other comprehensive (loss) income on derivatives	$(20,976)	$3,081
Amount of loss recognized in other (expense) income, net on derivatives (ineffective portion)	(1,275)	—
Amount of loss recognized in other (expense) income, net on derivatives (no longer qualify for hedge accounting)	(453)	—
Amount of loss reclassified from accumulated other comprehensive (loss) income into interest expense, net on derivatives	(3)	—

        The Company expects that $0.2 million of unrealized losses will be reclassified out of accumulated other comprehensive (loss) income and into interest expense, net over the next 12 months.

(19) Related Party Transactions

        KKR, the majority stockholder of the Company, was a participant in the syndicate of lenders that provided financing under the 2013 Credit Agreement. For further discussion of the 2013 Credit Agreement transaction, see Note 10. KKR contributed $28.0 million of the $887.8 million of first lien term debt issued under the 2013 Credit Agreement, which makes up approximately 3% of the Credit Agreement. Based on the limited contribution of KKR in the 2013 Credit Agreement, the Company represents that the 2013 Credit Agreement was arranged at an arm's length basis. KKR and UBS were the underwriters of the Incremental Term Loan Borrowing for $32.5 million each. The Company paid KKR underwriter fees and transaction fees of $0.7 million and $0.9 million, respectively, during the Successor period from September 23, 2013 to December 31, 2013. At December 31, 2014 and December 31, 2013, KKR held $0.8 million and $28.0 million in first lien term debt, respectively.

        The Company incurred $21.9 million in merger and debt issuance-related expenses from KKR for the Successor period from September 23, 2013 to December 31, 2013 and $26.0 million in transaction and advisory fees from Genstar for the Predecessor period from January 1, 2013 to September 22, 2013. Approximately $7.0 million of the fees paid to KKR have been capitalized as debt issuance costs and will be amortized to interest expense using the effective interest method over the lives of the related loans.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(19) Related Party Transactions (Continued)

        In connection with the Merger, the Company entered into a monitoring agreement with KKR pursuant to which KKR provides management services to the Company and its affiliates. The monitoring agreement provides a termination fee based on the net present value of future payment obligations under the monitoring agreement, under certain circumstances in which the monitoring agreement is terminated by us. In connection with the IPO, the Company paid a termination fee of $11.9 million during the year ended December 31, 2014, and therefore, no management fees to KKR were incurred subsequent to the IPO. Prior to the termination of the monitoring agreement, the Company paid management fees of $1.6 million for the year ended December 31, 2014, and $0.6 million during the Successor period of September 23, 2013 to December 31, 2013. The Company also paid management fees of $1.5 million to Genstar during the Predecessor period of January 1, 2013 to September 22, 2013, and $2.0 million during the year ended December 31, 2012. Also, in connection with the IPO, the Company paid an underwriting discount and commission of $4.0 million to affiliates of KKR.

(20) Operations by Geographic Area

        The table below presents certain enterprise-wide information about the Company's operations by geographic area for the year ended December 31, 2014 and the periods from September 23, 2013 to December 31, 2013, January 1, 2013 to September 22, 2013, and the year ended December 31, 2012. The Company attributes revenues to geographical locations based upon where the services are performed.

        The Company's operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in thousands):

	Successor	Successor	Predecessor	Predecessor

	Year Ended December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	Year Ended December 31, 2012

Service revenue:
Americas:
United States	$822,220	$190,698	$270,860	$328,379
Other	28,925	14,295	—	—

Americas	851,145	204,993	270,860	328,379
Europe, Africa, and Asia-Pacific
United Kingdom	313,535	80,963	185,033	217,904
Netherlands	67,208	20,386	46,591	50,789
Other	34,708	18,020	6,055	—

Europe, Africa, and Asia-Pacific	415,451	119,369	237,679	268,693
Total service revenue	1,266,596	324,362	508,539	597,072
Reimbursement revenues	192,990	54,854	103,531	102,664

Total revenue	$1,459,586	$379,216	$612,070	$699,736

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(20) Operations by Geographic Area (Continued)

	December 31,
	2014	2013
Long-lived assets:
Americas:
United States	$46,872	$49,048
Other	1,504	1,877

Americas	48,376	50,925
Europe, Africa, and Asia-Pacific
United Kingdom	5,721	6,741
Netherlands	7,602	7,878
Other	11,234	10,283

Europe, Africa, and Asia-Pacific	24,557	24,902

Total long-lived assets	$72,933	$75,827

(21) Net Income (Loss) Per Share

        Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted net income (loss) per share is calculated after adjusting the denominator of the basic net income (loss) per share calculation for the effect of all potentially dilutive common shares, which in the Company's case, includes shares issuable under the stock option and incentive award plan.

        The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Successor	Successor	Predecessor	Predecessor

	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013	December 31, 2012

Basic weighted average common shares outstanding	42,897	39,337	39,643	39,641
Effect of dilutive stock options and RSAs	—	—	—	—

Diluted weighted average common shares outstanding	42,897	39,337	39,643	39,641
Anti-dilutive shares	1,223	1,393	1,904	1,310

        The anti-dilutive shares disclosed above were calculated using the treasury stock method. As the Company was in a net loss position during all periods presented, all options and RSAs outstanding (as disclosed in Note 13) would be anti-dilutive.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(22) Quarterly Financial Data (unaudited)

        The following table summarizes the Company's unaudited quarterly results of operations (in thousands, except per share data:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenues	$311,352	$311,422	$320,063	$323,759
Reimbursement revenues	43,388	46,123	57,274	46,205

Total revenue	354,740	357,545	377,337	369,964

Income from operations	10,724	17,434	16,974	11,707
(Benefit from) provision for income taxes	(6,333)	(5,186)	4,899	(1,534)
(Loss) income before equity in losses of unconsolidated joint ventures	(9,864)	(3,699)	1,649	(21,784)
Equity losses in unconsolidated joint ventures	(177)	(357)	(474)	(1,036)
Net (loss) income	(10,041)	(4,056)	1,175	(22,820)
Comprehensive (loss) income	$(12,394)	$5,327	$(46,001)	$(69,052)

Basic (losses) earnings per share(1)	$(0.25)	$(0.10)	$0.03	$(0.45)

Diluted (losses) earnings per share(1)	$(0.25)	$(0.10)	$0.03	$(0.45)

	2013

	Predecessor			Successor

	First Quarter	Second Quarter	July 1 - September 22	September 23 - September 30	Fourth Quarter

Service revenues	$166,508	$179,463	$162,568	$25,571	$298,791
Reimbursement revenues	27,716	40,165	35,650	4,004	50,850

Total revenue	194,224	219,628	198,218	29,575	349,641

Income (loss) from operations	5,854	19,225	(36,377)	(27,337)	4,680
Provision for (benefit from) income taxes	239	414	(22,732)	(3,795)	(13,391)
(Loss) income before equity in losses of unconsolidated joint ventures	(336)	5,013	(52,464)	(30,563)	(8,759)
Equity losses in unconsolidated joint ventures	—	(206)	(397)	—	(621)
Net (loss) income	(336)	4,807	(52,861)	(30,563)	(9,380)
Comprehensive (loss) income	$(10,941)	$5,994	$(40,989)	$(30,944)	$7,870

Basic (losses) earnings per share(1)	$(0.01)	$0.12	$(1.33)	$(0.78)	$(0.24)

Diluted (losses) earnings per share(1)	$(0.01)	$0.12	$(1.33)	$(0.78)	$(0.24)

(1)
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of December 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain "disclosure controls and procedures," which are defined in Rule 13a-15(c) and Rule 15d-15(e) of the Exchange Act to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information

Annual Meeting Date

        The Board of Directors of the company has fixed the date of the 2015 Annual Meeting of Stockholders for June 10, 2015.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be included in our definitive proxy statement (or the "2015 Proxy Statement") to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be included in our 2015 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be included in our 2015 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be included in our 2015 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be included in our 2015 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 15.    Exhibits, Financial Statement Schedules

(1)   Financial Statements

        The following financial statements and supplementary data are included in Item 8 of this annual report:

(2)   Financial Statement Schedules

        The information required to be submitted in the Financial Statement Schedules for PRA Health Sciences, Inc. and subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(3)   Exhibits

        The exhibits listed in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 3, 2015 by the undersigned, thereunto duly authorized.

PRA HEALTH SCIENCES, INC.
By:	/s/ LINDA BADDOUR
	Name:	Linda Baddour
	Title:	Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2015.

Signature	Capacity

/s/ COLIN SHANNON Colin Shannon	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ LINDA BADDOUR Linda Baddour	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JEFFREY T. BARBER Jeffrey T. Barber	Director
/s/ MAX C. LIN Max C. Lin	Director
/s/ JAMES C. MOMTAZEE James C. Momtazee	Director
/s/ ALI J. SATVAT Ali J. Satvat	Director
/s/ MATTHEW P. YOUNG Matthew P. Young	Director

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation of PRA Health Sciences, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 18, 2014 (No. 001-36732))

3.2		Amended and Restated Bylaws of PRA Health Sciences, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 18, 2014 (No. 001-36732))

4.1		Stockholders Agreement, dated as of November 18, 2014, among PRA Health Sciences, Inc. and the other parties named thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 18, 2014 (No. 001-36732))

4.2		Sale Participation Agreement of KKR PRA Investors L.P., dated September 23, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.1	**	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 18, 2014 (No. 001-36732))

10.2	**	PRA Global Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.3	**	PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.4	**	PRA International 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.5	**	PRA Holdings, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.6	**	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.7	**	Form of Rollover Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.8	**	Amended and Restated Employment Agreement, effective as of January 1, 2010, by and between PRA International and Colin Shannon, as amended (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.9	**	Employment Agreement, effective July 1, 2014, between PRA Global Holdings, Inc., PRA International and Colin Shannon (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.10	**	Employment Agreement, dated as of June 4, 2007, by and between PRA International and Linda Baddour (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.11	**	Employment and Non-Competition Agreement, effective as of March 1, 2009, by and between Pharmaceutical Research Associates, Inc. and David W. Dockhorn (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

Exhibit Number		Description of Exhibit
10.12		Senior Secured Credit Agreement, dated as of September 23, 2013, by and among PRA Holdings, Inc., UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.13		Amendment No. 1 to the Senior Secured Credit Agreement, dated as of March 14, 2014, by and among PRA Holdings, Inc., UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.14		Security Agreement, dated as of September 23, 2013, by and among PRA Holdings, Inc., UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.15		Guarantee Agreement, dated as of September 23, 2013, by and among PRA Holdings, Inc., UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.16		Indenture, dated as of September 23, 2013, among Pinnacle Merger Sub, Inc., as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.17		Registration Rights Agreement among KKR PRA Investors L.P., KKR PRA Investors GP LLC and PRA Health Sciences, Inc. (f/k/a Pinnacle Holdco Parent, Inc.) (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.18		Monitoring Agreement of PRA Health Sciences, Inc. (f/k/a) Pinnacle Holdco Parent, Inc., dated September 23, 2013 (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.19		Indemnification Agreement among KKR PRA Investors L.P., KKR PRA Investors GP LLC, PRA Health Sciences, Inc. (f/k/a Pinnacle Holdco Parent, Inc.), PRA Holdings, Inc. and Kohlberg Kravis Roberts & Co. L.P. dated September 23, 2013 (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.20		Transaction Fee Agreement between PRA Health Sciences, Inc. (f/k/a Pinnacle Holdco Parent, Inc.) and Kohlberg Kravis Roberts & Co. L.P. dated September 23, 2013 (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.21		Stockholders Agreement, dated as of November 18, 2014, among PRA Health Sciences, Inc. and the other parties named thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (No. 001-36732))

10.22		Termination Agreement, dated as of November 18, 2014, among PRA Health Sciences, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (No. 001-36732))

10.23	**	Form of Non-Qualified Stock Option Agreement under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

Exhibit Number		Description of Exhibit
10.24	**	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.25	**	Form of Non-Qualified Stock Option Agreement (Performance-Based Vesting) under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.26	**	Form of Option Agreement of PRA International (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.27	**	Amendment to Employment Agreement effective July 1, 2014, dated as of September 22, 2014, between PRA Health Sciences, Inc., PRA International, and Colin Shannon (incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

10.28	**	Form of Restricted Stock Grant Notice under the PRA Health Sciences, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

16.1		Letter from PricewaterhouseCoopers LLP, dated July 16, 2014 (incorporated by reference to Exhibit 16.1 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (No. 333-198644))

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of PricewaterhouseCoopers LLP

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

**
This document has been identified as a management contract or compensatory plan or arrangement.