Form 10-Q
period 2015-03-31
PRA Health Sciences, Inc.
filed 2015-05-07
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-36732

PRA Health Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3640387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4130 ParkLake Avenue, Suite 400, Raleigh, NC 27612

(Address of principal executive offices) (Zip Code)

(919) 786-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	59,827,555 shares outstanding as of May 4, 2015

PRA HEALTH SCIENCES, INC.

FORM 10-Q

FOR QUARTER PERIOD ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$64,003	$85,192
Restricted cash	6,844	6,337
Accounts receivable and unbilled services, net	372,354	338,781
Other current assets	61,449	58,413
Total current assets	504,650	488,723
Fixed assets, net	72,708	72,933
Goodwill	1,014,882	1,033,999
Intangible assets, net	575,394	600,910
Other assets	37,513	42,012
Total assets	$2,205,147	$2,238,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$48,545	$39,100
Accrued expenses and other current liabilities	133,592	131,135
Advance billings	291,168	296,121
Total current liabilities	473,305	466,356
Long-term debt, net	933,848	948,537
Other long-term liabilities	149,781	146,869
Total liabilities	1,556,934	1,561,762

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 authorized shares at March 31, 2015 and December 31, 2014; 59,827,555 and 59,814,444 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	598	598
Additional paid-in-capital	822,200	821,411
Accumulated other comprehensive loss	(116,087)	(69,509)
Accumulated deficit	(58,498)	(75,685)
Total stockholders’ equity	648,213	676,815
Total liabilities and stockholders’ equity	$2,205,147	$2,238,577

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
Service revenue	$331,968	$311,352
Reimbursement revenue	56,610	43,388
Total revenue	388,578	354,740
Operating expenses:
Direct costs	218,961	215,151
Reimbursable out-of-pocket costs	56,610	43,388
Selling, general and administrative	60,835	60,839
Depreciation and amortization	19,235	24,638
Income from operations	32,937	10,724
Interest expense, net	(15,393)	(21,766)
Loss on modification of debt	—	(1,384)
Foreign currency gains (losses), net	9,066	(3,712)
Other expense, net	(464)	(59)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	26,146	(16,197)
Provision for (benefit from) income taxes	8,022	(6,333)
Income (loss) before equity in losses of unconsolidated joint ventures	18,124	(9,864)
Equity in losses of unconsolidated joint ventures, net of tax	(937)	(177)
Net income (loss)	$17,187	$(10,041)
Net income (loss) per share attributable to common stockholders:
Basic	$0.29	$(0.25)
Diluted	$0.27	$(0.25)
Weighted average common shares outstanding:
Basic	59,815	40,268
Diluted	62,777	40,268

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$17,187	$(10,041)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(40,357)	1,894
Unrealized losses on derivative instruments, net of income taxes of $700 and $2,720	(6,238)	(4,247)
Reclassification adjustments:
Losses on derivatives included in net income (loss), net of income taxes of $ - and $ -	17	—
Comprehensive loss	$(29,391)	$(12,394)

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss)	$17,187	$(10,041)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,235	24,638
Amortization of debt issuance costs and discount	1,649	1,434
Stock-based compensation	775	892
Unrealized foreign currency (gains) losses	(11,375)	2,644
Loss on modification of debt	—	1,384
Deferred income taxes	(1,753)	(11,514)
Other reconciling items	2,538	431
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and advance billings	(49,429)	(66,635)
Other operating assets and liabilities	24,579	16,440
Net cash provided by (used in) operating activities	3,406	(40,327)
Cash flows from investing activities:
Purchase of fixed assets	(7,610)	(5,784)
Proceeds from RPS working capital settlement	—	15,000
Net cash (used in) provided by investing activities	(7,610)	9,216
Cash flows from financing activities:
Repayment of long-term debt	(15,000)	(2,225)
Borrowings on line of credit	—	20,000
Proceeds from stock option exercises	14	—
Payments for common stock issuance costs	(525)	—
Net cash (used in) provided by financing activities	(15,511)	17,775
Effects of foreign exchange changes on cash and cash equivalents	(1,474)	(517)
Change in cash and cash equivalents	(21,189)	(13,853)
Cash and cash equivalents, beginning of period	85,192	72,155
Cash and cash equivalents, end of period	$64,003	$58,302

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(1) Basis of Presentation

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of PRA Health Sciences, Inc. and its subsidiaries, or the Company. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, or the Company’s 2014 Annual Report.

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.

The Company

PRA Health Sciences, Inc. is a full-service global contract research organization providing a broad range of product development services for pharmaceutical and biotechnology companies around the world. The Company’s integrated services include data management, statistical analysis, clinical trial management, and regulatory and drug development consulting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, No. 2014-09, ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on the Company’s consolidated condensed financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU No. 2014-15 clarifies management’s responsibility to evaluate whether there is a substantial doubt about the entity’s ability to continue as a going concern and provides guidance for related footnote disclosures. ASU No. 2014-15 will be effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. The adoption of ASU No. 2014-15 is not expected to have a material effect on the Company’s consolidated condensed financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU No. 2015-03 will be effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. As of March 31, 2015, the Company had $26.2 million in debt issuance costs in other assets that would be reclassified to long-term debt, net.

(2) Fair Value Measurements

The Company records certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

•                  Level 3 — Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, unbilled services, accounts payable and advanced billings, approximate fair value due to the short maturities of these instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate contracts	$—	$26,929	$—	$26,929
Contingent consideration	—	—	2,000	2,000
Total	$—	$26,929	$2,000	$28,929

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2015 (in thousands):

Contingent Considerations - Accrued expenses and other current liabilities
Balance at December 31, 2014	$1,911
Revaluations included in earnings	89
Balance at March 31, 2015	$2,000

Non-recurring Fair Value Measurements

Certain assets and liabilities are carried on the accompanying consolidated condensed balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include finite-lived intangible assets which are tested when a triggering event occurs and goodwill and identifiable indefinite-lived intangible assets which are tested for impairment annually on October 1 or when a triggering event occurs.

As of March 31, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,590.3 million were identified as Level 3. These assets are comprised of goodwill of $1,014.9 million and identifiable intangible assets of $575.4 million.

(3) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services.  As of March 31, 2015, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions.  Accounts receivable include amounts due from pharmaceutical and biotechnology companies.  The Company establishes an allowance for potentially uncollectible receivables.  In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Customer A	11.4%	—

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	March 31,	December 31,
	2015	2014
Customer A	13.2%	14.4%
Customer B	—	10.2%

(4)  Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Accounts receivable	$242,606	$235,058
Unbilled services	132,832	105,542
	375,438	340,600
Less allowance for doubtful accounts	(3,084)	(1,819)
Total accounts receivable and unbilled services, net	$372,354	$338,781

(5) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2014	$1,033,999
Currency translation	(19,117)
Balance at March 31, 2015	$1,014,882

There are no accumulated impairment charges as of March 31, 2015.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Customer relationships	$382,576	$393,053
Customer backlog	127,905	130,833
Trade names (definite-lived)	25,757	25,762
Patient list and other intangibles	20,900	20,900
Non-competition agreements	2,765	2,774
Total finite-lived intangible assets, gross	559,903	573,322
Accumulated amortization	(102,519)	(90,422)
Total finite-lived intangible assets, net	457,384	482,900
Trade names (indefinite-lived)	118,010	118,010
Total intangible assets, net	$575,394	$600,910

Amortization expense was $14.1 million and $18.7 million during the three months ended March 31, 2015 and 2014, respectively. The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2015 (remaining)	$41,911
2016	45,134
2017	35,415
2018	31,021
2019	25,534
2020 and thereafter	278,369
Total	$457,384

Based upon the Company’s most recent annual goodwill impairment test that was conducted during the fourth quarter of 2014, the fair value of its Product Registration Services and Strategic Solutions reporting units substantially exceeded their carrying values; the estimated fair value of the Early Development Services, or EDS, reporting unit, however, closely approximated its carrying value. The goodwill of EDS was $123.4 million at March 31, 2015. The EDS reporting unit experienced significant cancellations in the second half of 2014 and was not able to realize synergies from the CRI Lifetree acquisition as quickly as originally forecasted. The Company’s current assumptions include higher revenue during the remainder of 2015, from existing backlog and increased new business awards, as well as making operational improvements to the business. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company’s ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2015 or later.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(6) Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Term loans, first lien	$714,000	$729,000
Senior notes	225,000	225,000
	939,000	954,000
Less debt discount	(5,152)	(5,463)
Total long-term debt, net	$933,848	$948,537

Principal payments on long-term debt are due as follows (in thousands):

2015 (remaining)	$—
2016	—
2017	—
2018	—
2019	—
2020 and thereafter	939,000
Total	$939,000

The estimated fair value of long-term debt was $965.6 million and $966.0 million at March 31, 2015 and December 31, 2014, respectively.  The fair value of the senior notes was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions.  The fair value of the term loans and borrowings under credit facilities was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company’s credit standing.

On March 24, 2014, the Company completed a repricing transaction, or the Repricing, associated with the first lien term loan that reduced the applicable margin from 4.0% to 3.5%. As a result of the Repricing, the Company recognized a loss on modification of debt totaling $1.3 million, which was recorded during the three months ended March 31, 2014. The Company incurred $0.1 million in expenses for the repricing transaction, which were expensed during the three months ended March 31, 2014.

Revolving Credit Facilities

The Company’s revolving credit facilities provides for $125.0 million of potential borrowings and expires on September 23, 2018.  The interest rate on the revolving credit facilities is based on the LIBOR plus an applicable rate, based on the leverage ratio of the Company.  The Company, at its discretion, may choose interest periods of 1, 2, 3 or 6 months.  In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the revolver, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio. At March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the revolving credit facilities. In addition, at March 31, 2015 and December 31, 2014, the Company had $5.0 million and $5.1 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

(7) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(8)  Stock-Based Compensation

The Board of Directors granted 385,000 service-based options and 3,624 restricted stock awards, or RSAs, with a total grant date fair value of $3.9 million and $0.1 million, respectively, during the three months ended March 31, 2015.  There were no options or RSAs granted during the three months ended March 31, 2014.

Stock-based compensation expense related to employee stock options and RSAs are summarized below (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Direct costs	$175	$142
Selling, general and administrative	600	750
Total stock compensation expense	$775	$892

(9) Income Taxes

The Company’s effective income tax rate was 30.7% and 39.1% for the three months ended March 31, 2015 and 2014, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35% for the three months ended March 31, 2015 is primarily due to (i) income from foreign subsidiaries being taxed at rates lower than the U.S. statutory rate and (ii) the favorable impact of research and development tax credits.

U.S. GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities.

As of March 31, 2015, the Company’s liability for unrecognized tax benefits was $14.7 million. If any portion of this $14.7 million is recognized that impacts the effective tax rate, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute of limitations expirations.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for years ended December 31, 2011 and prior. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for years prior to 2011. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2007 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment.

(10) Commitments and Contingencies

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $4.4 million at March 31, 2015, given it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $4.4 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. The Company expects to recover the full amount of the deposit when the case is settled.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(11) Restructuring

European Restructuring

During 2012, the Board of Directors of RPS Parent Holding Corp., or RPS, approved a restructuring plan, or European Restructuring Plan, to reduce support costs in its European Operations. RPS offered severance benefits to the terminated employees and eliminated approximately 75 positions. The Company elected to continue the European Restructuring Plan after acquiring RPS in September 2013 and a total of approximately $0.7 million is included in accrued expenses and other current liabilities as of March 31, 2015. This balance relates to outstanding contingency claims for certain former employees that were terminated as part of the European Restructuring Plan. The Company did not incur any additional restructuring expense during the three months ended March 31, 2015.

The table below outlines the components of the restructuring charges (in thousands):

	Balance at December 31, 2014	Foreign exchange adjustment	Balance at March 31, 2015
European Restructuring	$753	$(79)	$674
Total	$753	$(79)	$674

(12) Derivatives

The Company is exposed to certain risks relating to our ongoing business operations. The primary risk that the Company seeks to manage by using derivative instruments is interest rate risk. Accordingly, the Company has instituted interest rate hedging programs that are accounted for in accordance with ASC 815, “Derivatives and Hedging.” The interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. The Company swaps the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The Company also employs an interest rate cap that compensates us if variable interest rates rise above a pre-determined rate. The Company’s interest rate contracts are designated as hedging instruments.

On October 2, 2013, the Company entered into interest rate swap agreements with an aggregate notional principal amount of $620.0 million. The interest rate swaps will begin on September 23, 2015. The interest rate swaps will be used to hedge the Company’s variable rate debt. The interest rate swaps have maturity dates ranging from one to five years.

In addition, on October 2, 2013 the Company also entered into an interest rate cap with an aggregate notional principal amount of $800.0 million. The interest rate cap began on September 23, 2014 and will expire on September 23, 2015. The interest rate cap is used to hedge the variable rate of the Company’s revolving credit facilities to the extent that the LIBOR rises above 4.0%.

The following table presents the notional amounts and fair values (determined using level 2 inputs) of our derivatives as of March 31, 2015 and December 31, 2014. All liability amounts are reported in other long-term liabilities (in thousands):

		March 31, 2015		December 31, 2014
	Balance Sheet Classification	Notional amount	Liability	Notional amount	Liability
Derivatives in a liability position:
Interest rate contracts	Other long-term liabilities	$1,420,000	$(26,929)	$1,420,000	$(19,446)
Total designated derivatives		$1,420,000	$(26,929)	$1,420,000	$(19,446)

The Company records the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive (loss) income in our consolidated condensed balance sheet, net of deferred taxes, and will later reclassify into earnings when the hedged item affects earnings or is no longer expected to occur. Gains and losses from

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or no longer qualify for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period.

During the fourth quarter of 2014, due to the debt repayments made in conjunction with the Company’s initial public offering, or IPO, in November 2014 and related changes to forecasted voluntary debt repayments in future periods, the Company determined interest rate swaps with a notional principal amount of $47.5 million no longer qualify for hedge accounting.  The change in estimated debt repayments also resulted in ineffectiveness in interest rate swaps with a notional principal amount of $297.5 million during the fourth quarter of 2014.

The table below presents the effect of our derivatives on the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	March 31, 2015	March 31, 2014
Amount of loss recognized in other comprehensive loss on derivatives	$(6,238)	$(4,247)
Amount of loss recognized in other expense, net on derivatives (ineffective portion)	(56)	—
Amount of loss recognized in other expense, net on derivatives (no longer qualify for hedge accounting)	(489)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(17)	—

The Company expects that $0.2 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(13) Related Party Transactions

At March 31, 2015 and December 31, 2014, Kohlberg Kravis Robert & Co. L.P., or KKR, the majority stockholder of the Company, held $0.8 million in first lien term debt.

The Company paid management fees of $0.5 million to KKR pursuant to the terms of the monitoring agreement between the Company and KKR that was in effect prior to the IPO during the three months ended March 31, 2014. The Company did not pay any management fees to KKR during the three months ended March 31, 2015 due to the termination of the monitoring agreement in conjunction with the IPO during the fourth quarter of 2014.

(14) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted net income (loss) per share is calculated after adjusting the denominator of the basic net income (loss) per share calculation for the effect of all potentially dilutive common shares, which, in the Company’s case, includes shares issuable under the stock option and incentive award plan.

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Basic weighted average common shares outstanding	59,815	40,268
Effect of dilutive stock options and RSAs	2,962	—
Diluted weighted average common shares outstanding	62,777	40,268
Anti-dilutive shares	20	356

The dilutive and anti-dilutive shares disclosed above were calculated using the treasury stock method. During the three months ended March 31, 2015, the anti-dilutive shares were due to the assumed exercise price exceeding the average market price of the Company’s common stock during the period. During the three months ended March 31, 2014, the anti-dilutive shares were due to the Company being in a net loss position during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We use the terms “we,” the “Company” in this report to refer to PRA Health Sciences, Inc. and its subsidiaries.

Overview

We are one of the world’s leading global contract research organizations, or CROs, by revenue, providing outsourced clinical development services to the biotechnology and pharmaceutical industries. We believe we are one of a select group of CROs with the expertise and capability to conduct clinical trials across major therapeutic areas on a global basis. Our therapeutic expertise includes areas that are among the largest in pharmaceutical development, and we focus in particular on oncology, central nervous system inflammation, respiratory, cardiometabolic and infectious diseases. We believe that we further differentiate ourselves from our competitors through our investments in medical informatics and clinical technologies designed to enhance efficiencies, improve study predictability and provide better transparency for our clients throughout their clinical development processes.

Contracts define the relationships with our clients and establish the way we earn revenue. Three types of relationships are most common: a fixed-price contract, a time and materials contract and fee-for-service arrangements. In cases where the contracts are fixed price, we may bear the cost of overruns for the contracted scope, or we may benefit if the costs are lower than we anticipated for the contracted scope. In cases where our contracts are fee-for-service, the contracts contain an overall budget for contracted resources. If actual resources used are lower than anticipated, the client generally keeps the savings and we may be responsible for covering the cost of the unused resource if we are unable to redeploy the resource. For time and material contracts, we bill the client only for the actual hours we spend to complete the contracted scope based upon stated hourly rates by position. The duration of our contracts range from a few months to several years. Revenue for services is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable, services have been rendered, and collectability is reasonably assured. Once these criteria have been met, we recognize revenue for the services provided on fixed-fee contracts based on the proportional performance methodology, which determines the proportion of outputs or performance obligations, which have been completed or delivered compared to the total contractual outputs for performance obligations. To measure performance, we compare the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical location involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as leases and maintenance of information technology and equipment. Revenue from time and materials contracts is recognized as hours are incurred. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed.

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

Our gross new business awards for the three months ended March 31, 2015 and 2014 were $444.3 million and $422.8 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the three months ended March 31, 2015 and 2014 we had $46.3 million and $71.4 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at March 31, 2015 and 2014 was $2.2 billion and $2.0 billion, respectively.

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

Most of our contracts can be terminated by the client either immediately or after a specified period, typically 30 to 60 days, following notice. In the case of early termination, these typical contracts require payment to us of fees earned to date, the fees, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Based on ethical, regulatory, and health considerations, this wind-down activity may continue for several quarters or years. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the total contract price result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined.

Our service revenue was $332.0 million and $311.4 million for the three months ended March 31, 2015 and 2014, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

Reimbursement Revenue and Reimbursable Out-of-Pocket Costs

We incur out-of-pocket costs, which are reimbursable by our customers. We include these out-of-pocket costs as reimbursement revenue and reimbursable out-of-pocket expenses in our consolidated condensed statement of operations.

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

Direct Costs

Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the three months ended March 31, 2015 and 2014, the labor-related charges were 95.3% and 95.0% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 4.3% and 5.0% of total direct costs for the three months ended March 31, 2015 and 2014, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 4.7% and 5.0% of total direct costs for the three months ended March 31, 2015 and 2014, respectively.

Historically, direct costs have increased with an increase in service revenues. The future relationship between direct costs and service revenues may vary from historical relationships. Several factors will cause direct costs to decrease as a percentage of service revenues. Deployment of our billable staff in an optimally efficient manner has the most impact on our ratio of direct cost to service revenue. The most effective deployment of our staff is when they are fully engaged in billable work and are accomplishing contract related activities at a rate that meets or exceeds budgeted targets. We also seek to optimize our efficiency by performing work using the employee with the lowest cost. Generally, the following factors may cause direct costs to increase as a percentage of service revenues: our staff are not fully deployed, as is the case when there are unforeseen cancellations or delays, or when our staff are accomplishing tasks at levels of effort that exceed budget, such as rework, as well as pricing pressure from increased competition.

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

Loss on Modification of Debt

Loss on modification of debt consists of debt financing costs that were expensed as a result of a repricing transaction associated with the first lien term loan that reduced the applicable margin from 4.0% to 3.5% that was completed on March 24, 2014.

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

We have federal, state, and foreign net operating loss carryforwards. The carryforward periods for these losses vary from five years to an indefinite carryforward period depending on the jurisdiction. Our ability to offset future taxable income with the net operating loss carryforwards may be limited in certain instances, including changes in ownership.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro or Pound Sterling. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. Dollars using the following average exchange rates:

	Three Months Ended
	March 31, 2015	March 31, 2014
U.S. Dollars per:
Euro	1.13	1.37
Pound Sterling	1.52	1.65

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31, 2015	March 31, 2014
(in thousands)
Revenue
Service revenue	$331,968	$311,352
Reimbursement revenue	56,610	43,388
Total revenue	388,578	354,740
Operating expenses
Direct costs	218,961	215,151
Reimbursable out-of-pocket costs	56,610	43,388
Selling, general and administrative	60,835	60,839
Depreciation and amortization	19,235	24,638
Income from operations	32,937	10,724
Interest expense, net	(15,393)	(21,766)
Loss on modification of debt	—	(1,384)
Foreign currency gains (losses), net	9,066	(3,712)
Other expense, net	(464)	(59)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	26,146	(16,197)
Provision for (benefit from) income taxes	8,022	(6,333)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	18,124	(9,864)
Equity in losses of unconsolidated joint ventures, net of tax	(937)	(177)
Net income (loss)	$17,187	$(10,041)

Service revenue increased by $20.6 million, or 6.6%, from $311.4 million during the three months ended March 31, 2014 to $332.0 million during the three months ended March 31, 2015. Service revenue in the three months ended March 31, 2015 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies, offset by an unfavorable impact of $10.0 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs increased by $3.8 million, or 1.8%, from $215.2 million during the three months ended March 31, 2014 to $219.0 million during the three months ended March 31, 2015. The increase in direct costs is primarily due to an increase in salaries and related benefits of $21.1 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $17.2 million from foreign currency. The direct costs as a percentage of service revenue decreased from 69.1% during the three months ended March 31, 2014 to 66.0% during the three months ended March 31, 2015. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations.

Selling, general and administrative expenses were $60.8 million during the three months ended March 31, 2014 and 2015. Selling, general and administrative expenses as a percentage of service revenue decreased from 19.5% during the three months ended March 31, 2014 to 18.3% during the three months ended March 31, 2015.  This decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued leverage of our selling and administrative functions.

Depreciation and amortization expense decreased by $5.4 million, or 21.9%, from $24.6 million during the three months ended March 31, 2014 to $19.2 million during the three months ended March 31, 2015.  Depreciation and amortization expense as a percentage of service revenue was 7.9% during the three months ended March 31, 2014 and 5.8% during the three months ended March 31, 2015.  The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due the continued amortization of our acquired intangibles that are amortized on an accelerated basis.

Interest expense, net decreased by $6.4 million from $21.8 million during the three months ended March 31, 2014 to $15.4 million during the three months ended March 31, 2015. This decrease in interest expense is related to the paydowns made using proceeds from the initial public offering in November 2014 as well as the March 24, 2014 repricing transaction associated with the first lien term loan that reduced the applicable margin from 4.0% to 3.5%.

Loss on modification of debt costs were $1.4 million during the three months ended March 31, 2014 and there were no losses on modification of debt during the three months ended March 31, 2015. The loss on modification of debt of $1.4 million incurred during the three months ended March 31, 2014 was due to our repricing transaction which took place on March 24, 2014.

Foreign currency gains (losses), net increased $12.8 million from losses of $3.7 million during the three months ended March 31, 2014 to $9.1 million of gains during the three months ended March 31, 2015. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Provisions for (benefit from) income taxes increased $14.3 million from a benefit of $6.3 million during the three months ended March 31, 2014 to an income tax provision of $8.0 million during the three months ended March 31, 2015. Our effective tax rate was 30.7% and 39.1% during the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate of 8.4% was primarily attributable to the significant reduction in projected pretax losses in higher tax jurisdictions such as the United States in 2015 when compared to 2014.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of March 31, 2015, we had approximately $64.0 million of cash and cash equivalents of which $29.2 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $412.1 million during the three months ended March 31, 2015, including $52.2 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $333.8 million during the three months ended March 31, 2014, including $43.8 million of funds received from customers to pay investigators. The increase in cash collections during the three months ended March 31, 2015 is related to our increase in revenue, driven by an increase in new business awards, an increase in our backlog, and improved cash payment schedules contained in our master service agreements and our statements of work.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the three months ended March 31, 2015, net cash provided by operations was $3.4 million, compared to net cash used in operations of $40.3 million for the same period of 2014. Cash provided by operating activities increased over the prior year due to increased cash flows from our operating performance and improvements in net working capital, driven by decreased outflows from accounts receivable and advanced billings.  The decreased outflows from our accounts receivable and advanced billings are related to an improvement in the change in days sales outstanding during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Cash Flow from Investing Activities

Net cash used in investing activities was $7.6 million during the three months ended March 31, 2015, compared to net cash provided by investing activities of $9.2 million for the same period of 2014.  During the three months ended March 31, 2015, we purchased $7.6 million of fixed assets as compared to $5.8 million purchased during the three months ended March 31, 2014, which was offset by $15.0 million in collections of an acquisition-related receivable due from the former owners of RPS Parent Holding Corp., or RPS, in 2014.

Cash Flow from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2015 was $15.5 million compared to $17.8 million of net cash provided by financing activities for the same period of 2014. During 2015, we voluntarily repaid $15.0 million on our term loan.  During the three months ended March 31, 2014, we borrowed $20.0 million on our line of credit and made a $2.2 million principal payment on our term loan.

Indebtedness

As of March 31, 2015, we had $939.0 million of total indebtedness.  Additionally, our senior secured credit agreement provides for a $125.0 million revolving credit facility.  There were no amounts drawn on this revolving credit facility during the three months ended March 31, 2015. In addition, at March 31, 2015, the Company had $5.0 million in letters of credit outstanding, which are secured by the revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of March 31, 2015, we were in compliance with these covenants.

See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, for additional details regarding our credit arrangements.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2014.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2014.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition to historical consolidated condensed financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4. Controls and Procedures

As of March 31, 2015, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(c) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 3, 2015, KKR PRA Investors L.P. (the “Borrower”), an affiliate of the investment funds associated with or designated by Kohlberg Kravis Roberts & Co. L.P. that are the current majority owners of the Company, informed the Company that the Borrower has entered into (i) a margin loan agreement dated as of March 3, 2015 (the “Margin Loan Agreement”) with the lender party thereto (the “Lender”) and the administrative agent party thereto and (ii) a pledge and security agreement of even date (the “Pledge and Security Agreement” and, with the Margin Loan Agreement, the “Margin Loan Documents”) between the Lender, as secured party (the “Secured Party”) and Borrower, as pledgor.

As of March 3, 2015, the Borrower has borrowed an aggregate of $275.0 million under the Margin Loan Agreement. Pursuant to the Pledge and Security Agreement, to secure borrowings under the Margin Loan Agreement, the Borrower has pledged approximately 40 million shares (collectively, the “Pledged Shares”) of common stock, par value $0.01 per share (“Common Stock”) of the Company.  The Pledged Shares represented approximately 66.7% of the Company’s issued and outstanding Common Stock as of March 3, 2015.

The Margin Loan Agreement contains customary default provisions.  In the event of a default under the Margin Loan Agreement by the Borrower, the Secured Party may foreclose upon any and all shares of Common Stock pledged to them and may seek recourse against the Borrower.

In addition, the Company is not a party to the Margin Loan Documents and has no obligations thereunder, but has delivered letter agreements to the Lender in which it has, among other things, agreed, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies by the Lender under the Pledge and Security Agreement.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Linda Baddour
Linda Baddour
Executive Vice President and Chief Financial Officer
Date: May 7, 2015

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Condensed Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Condensed Financial Statements