Form 10-Q
period 2015-06-30
PRA Health Sciences, Inc.
filed 2015-07-28
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	60,165,102 shares outstanding as of July 24, 2015

PRA HEALTH SCIENCES, INC.

FORM 10-Q

FOR QUARTER PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$61,148	$85,192
Restricted cash	6,051	6,337
Accounts receivable and unbilled services, net	396,627	338,781
Other current assets	65,389	58,413
Total current assets	529,215	488,723
Fixed assets, net	76,250	72,933
Goodwill	1,033,772	1,033,999
Intangible assets, net	573,265	600,910
Other assets	39,111	42,012
Total assets	$2,251,613	$2,238,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,506	$39,100
Accrued expenses and other current liabilities	132,879	131,135
Advance billings	297,671	296,121
Total current liabilities	486,056	466,356
Long-term debt, net	919,156	948,537
Other long-term liabilities	150,877	146,869
Total liabilities	1,556,089	1,561,762
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 authorized shares at June 30, 2015 and December 31, 2014; 60,158,455 and 59,814,444 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	602	598
Additional paid-in-capital	825,037	821,411
Accumulated other comprehensive loss	(84,032)	(69,509)
Accumulated deficit	(46,083)	(75,685)
Total stockholders’ equity	695,524	676,815
Total liabilities and stockholders’ equity	$2,251,613	$2,238,577

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$336,518	$311,422	$668,486	$622,774
Reimbursement revenue	56,330	46,123	112,940	89,511
Total revenue	392,848	357,545	781,426	712,285
Operating expenses:
Direct costs	219,877	213,378	438,838	428,529
Reimbursable out-of-pocket costs	56,330	46,123	112,940	89,511
Selling, general and administrative	58,905	56,010	119,740	116,849
Depreciation and amortization	19,220	24,598	38,455	49,236
Loss on disposal of fixed assets	195	—	195	—
Income from operations	38,321	17,436	71,258	28,160
Interest expense, net	(15,416)	(20,818)	(30,809)	(42,584)
Loss on modification of debt	—	—	—	(1,384)
Foreign currency (losses) gains, net	(3,966)	(5,387)	5,100	(9,099)
Other expense, net	(96)	(116)	(560)	(175)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	18,843	(8,885)	44,989	(25,082)
Provision for (benefit from) income taxes	5,623	(5,186)	13,645	(11,519)
Income (loss) before equity in losses of unconsolidated joint ventures	13,220	(3,699)	31,344	(13,563)
Equity in losses of unconsolidated joint ventures, net of tax	(805)	(357)	(1,742)	(534)
Net income (loss)	$12,415	$(4,056)	$29,602	$(14,097)
Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$(0.10)	$0.49	$(0.35)
Diluted	$0.20	$(0.10)	$0.47	$(0.35)
Weighted average common shares outstanding:
Basic	59,871	40,268	59,843	40,268
Diluted	62,951	40,268	62,864	40,268

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$12,415	$(4,056)	$29,602	$(14,097)
Other comprehensive income (loss):
Foreign currency translation adjustments	30,233	14,386	(10,124)	16,280
Unrealized gains (losses) on derivative instruments, net of income taxes of $ - , $3,204, $700 and $5,924	1,770	(5,003)	(4,468)	(9,250)
Reclassification adjustments:
Losses on derivatives included in net income (loss), net of income taxes of $ -, $ -, $ - and $ -	52	—	69	—
Comprehensive income (loss)	$44,470	$5,327	$15,079	$(7,067)

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$29,602	$(14,097)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,455	49,236
Amortization of debt issuance costs and discount	3,286	2,893
Stock-based compensation	2,020	1,760
Unrealized foreign currency (gains) losses	(8,079)	5,808
Loss on modification of debt	—	1,384
Deferred income taxes	(2,395)	(20,897)
Other reconciling items	3,143	826
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and advance billings	(65,550)	(50,547)
Other operating assets and liabilities	29,475	20,374
Net cash provided by (used in) operating activities	29,957	(3,260)
Cash flows from investing activities:
Purchase of fixed assets	(17,066)	(11,876)
Proceeds from RPS working capital settlement	—	15,000
Proceeds from CRI Lifetree working capital settlement	—	851
Investment in unconsolidated joint venture	(3,000)	—
Acquisition of Value Health Solutions Inc.	(543)	—
Payment of amounts held in escrow	—	(787)
Net cash (used in) provided by investing activities	(20,609)	3,188
Cash flows from financing activities:
Repayment of long-term debt	(30,000)	(4,450)
Borrowings on line of credit	15,000	45,000
Repayments on line of credit	(15,000)	(55,000)
Proceeds from stock option exercises	27	33
Payment of acquisition-related contingent consideration	(2,000)	—
Payments for common stock issuance costs	(525)	—
Net cash used in financing activities	(32,498)	(14,417)
Effects of foreign exchange changes on cash and cash equivalents	(894)	(20)
Change in cash and cash equivalents	(24,044)	(14,509)
Cash and cash equivalents, beginning of period	85,192	72,155
Cash and cash equivalents, end of period	$61,148	$57,646

Supplemental cash flow data
Non-cash investing activities:
Issuance of common stock for the acquisition of Value Health Solutions Inc.	$1,582	$—

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(1) Basis of Presentation

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of PRA Health Sciences, Inc. and its subsidiaries, or the Company. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited.  In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, or the Company’s 2014 Annual Report.

The preparation of the interim consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated condensed financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.

The Company

PRA Health Sciences, Inc. is a full-service global contract research organization providing a broad range of product development services for pharmaceutical and biotechnology companies around the world. The Company’s integrated services include data management, statistical analysis, clinical trial management, and regulatory and drug development consulting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, No. 2014-09, ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on the Company’s consolidated condensed financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU No. 2015-03 will be effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. As of June 30, 2015, the Company had $21.9 million in debt issuance costs in other assets that would be reclassified to long-term debt, net.

(2) Business Combination

On June 8, 2015, the Company purchased the assets of Value Health Solutions Inc., or VHS, a software development firm, for $0.5 million in cash and 47,598 unregistered shares of the Company’s common stock with a fair market value of $1.6 million; an additional $0.4 million of common stock will be issued in June 2017, less amounts reimbursable to the Company for any indemnification obligations of the seller.  The asset purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $16.0 million. Earn-out payments totaling $1.0 million and $15.0 million are contingent upon the achievement of project milestones and certain external software sales targets during the 48-month period following closing, respectively. The Company has recognized a liability of approximately $1.0 million as the estimated acquisition date fair value of the earn-out; this amount is included in the accrued expenses and other current liabilities in the consolidated condensed balance sheet. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

earnings in the period of the change. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

The acquisition of VHS was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $1.0 million of goodwill, which is deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing information technology operations.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of December 2015, and in any case, no later than one year from the acquisition date in accordance with GAAP. The Company’s preliminary estimate of the purchase price allocation is as follows (in thousands):

	Purchase	Weighted
	Price	Amortization
	Allocation	Period
Software intangible	$2,500	5 years
Property, plant and equipment	43
Estimated fair value of net assets acquired	2,543
Purchase price, including contingent consideration	3,499
Total goodwill	$956

Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results.

(3) Joint Ventures

PRA and WuXi PharmaTech, or WuXi, operate a joint venture, WuXiPRA Clinical Research Co., Ltd, or WuXiPRA, with operations in China, Hong Kong and Macau.  During April 2015, both PRA and WuXi made a $3.0 million contribution to WuXiPRA to fund the joint venture’s working capital needs.  The Company’s interest in WuXiPRA remains at 49% after the capital contribution.

(4) Fair Value Measurements

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate contracts	$—	$25,208	$—	$25,208
Contingent consideration	—	—	999	999
Total	$—	$25,208	$999	$26,207

Interest rate swaps and caps, or interest rate contracts, are measured at fair value using a market approach valuation technique. The valuation is based on an estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

The Company values contingent consideration, related to business combinations, using a weighted probability of potential payment scenarios discounted at rates reflective of the weighted average cost of capital for the businesses acquired. Key assumptions used to estimate the fair value of contingent consideration include operational milestones and the probability of achieving the specific milestones.

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the six months ended June 30, 2015 (in thousands):

Contingent Considerations - Accrued expenses and other current liabilities
Balance at December 31, 2014	$1,911
Revaluations included in earnings	89
Payments on ClinStar contingent consideration	(2,000)
Initial estimate of VHS contingent consideration	999
Balance at June 30, 2015	$999

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

As of June 30, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,607.0 million were identified as Level 3. These assets are comprised of goodwill of $1,033.8 million and identifiable intangible assets of $573.2 million.

(5) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services.  As of June 30, 2015, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions.  Accounts receivable include amounts due from pharmaceutical and biotechnology companies.  The Company establishes an allowance for potentially uncollectible receivables.  In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	10.3%	—	10.9%	—

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	June 30,	December 31,
	2015	2014
Customer A	11.0%	14.4%
Customer B	11.0%	10.2%

(6)  Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Accounts receivable	$284,160	$235,058
Unbilled services	115,242	105,542
	399,402	340,600
Less allowance for doubtful accounts	(2,775)	(1,819)
Total accounts receivable and unbilled services, net	$396,627	$338,781

(7) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2014	$1,033,999
VHS Acquisition	956
Currency translation	(1,183)
Balance at June 30, 2015	$1,033,772

There are no accumulated impairment charges as of June 30, 2015.

Based upon the Company’s most recent annual goodwill impairment test that was conducted during the fourth quarter of 2014, the fair value of its Product Registration Services and Strategic Solutions reporting units substantially exceeded their carrying values; the estimated fair value of the Early Development Services, or EDS, reporting unit, however, closely approximated its carrying value. The goodwill of EDS was $124.5 million at June 30, 2015. The EDS reporting unit experienced significant cancellations in the second half of 2014 and was not able to realize synergies from the CRI Lifetree acquisition as quickly as originally forecasted. The Company’s current assumptions include higher revenue during the remainder of 2015, from existing backlog and increased new business awards, as well as making operational improvements to the business. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company’s ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2015 or later.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Customer relationships	$391,130	$393,053
Customer backlog	131,026	130,833
Trade names (definite-lived)	25,770	25,762
Patient list and other intangibles	23,400	20,900
Non-competition agreements	2,787	2,774
Total finite-lived intangible assets, gross	574,113	573,322
Accumulated amortization	(118,858)	(90,422)
Total finite-lived intangible assets, net	455,255	482,900
Trade names (indefinite-lived)	118,010	118,010
Total intangible assets, net	$573,265	$600,910

Amortization expense was $14.1 million and $28.2 million for the three and six months ended June 30, 2015, respectively, and $19.7 million and $38.4 million for the three and six months ended June 30, 2014, respectively. The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2015 (remaining)	$28,731
2016	46,485
2017	36,590
2018	32,093
2019	26,526
2020 and thereafter	284,830
Total	$455,255

(8) Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Term loans, first lien	$699,000	$729,000
Senior notes	225,000	225,000
	924,000	954,000
Less debt discount	(4,844)	(5,463)
Total long-term debt, net	$919,156	$948,537

Principal payments on long-term debt are due as follows (in thousands):

2015 (remaining)	$—
2016	—
2017	—
2018	—
2019	—
2020 and thereafter	924,000
Total	$924,000

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

The estimated fair value of long-term debt was $952.9 million and $966.0 million at June 30, 2015 and December 31, 2014, respectively.  The fair value of the senior notes was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions.  The fair value of the term loans and borrowings under credit facilities was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company’s credit standing.

Revolving Credit Facilities

The Company’s revolving credit facilities provide for $125.0 million of potential borrowings and expires on September 23, 2018.  The interest rate on the revolving credit facilities is based on the LIBOR plus an applicable rate, based on the leverage ratio of the Company.  The Company, at its discretion, may choose interest periods of 1, 2, 3 or 6 months.  In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the revolver, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio. At June 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under the revolving credit facilities. In addition, at June 30, 2015 and December 31, 2014, the Company had $5.0 million and $5.1 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

(9) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01.

(10)  Stock-Based Compensation

The Company granted 635,500 service-based options, 123,624 restricted stock awards, or RSAs, and 15,000 restricted stock units, or RSUs, with a total grant date fair value of $6.7 million, $3.5 million and $0.4 million, respectively, during the six months ended June 30, 2015. There were no options, RSAs, or RSUs granted during the six months ended June 30, 2014.

Aggregated information regarding the Company’s option plans is summarized below:

			Wtd. Average
		Wtd. Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
				(millions)

Outstanding at December 31, 2014	6,961,796	$9.40	7.6	$103.1
Granted	635,500	$28.60
Exercised	(172,789)	4.32
Expired/forfeited	(332,874)	11.09
Outstanding at June 30, 2015	7,091,633	$11.15	7.3	178.6
Exercisable at June 30, 2015	2,406,544	$4.90	4.6	75.6

The Company’s restricted share activity in 2015 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)

Outstanding at December 31, 2014	5,556	$20.35
Granted	138,624	28.44
Outstanding at June 30, 2015	144,180	$28.13	$5.2

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Stock-based compensation expense related to employee stock options, RSAs, and RSUs are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct costs	$251	$139	$427	$282
Selling, general and administrative	994	728	1,593	1,478
Total stock compensation expense	$1,245	$867	$2,020	$1,760

(11) Income Taxes

The Company’s effective income tax rate was 30.3% and 45.9% for the six months ended June 30, 2015 and 2014, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35% for the six months ended June 30, 2015 is primarily due to (i) income from foreign subsidiaries being taxed at rates lower than the U.S. statutory rate and (ii) the favorable impact of research and development tax credits.

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

As of June 30, 2015, the Company’s liability for unrecognized tax benefits was $14.8 million. If any portion of this $14.8 million is recognized that impacts the effective tax rate, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute of limitations expirations.

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

(12) Commitments and Contingencies

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $4.6 million at June 30, 2015, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $4.6 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. During June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, we expect the judgment to be appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is final.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(13) Restructuring

European Restructuring

During 2012, the Board of Directors of RPS Parent Holding Corp., or RPS, approved a restructuring plan, or European Restructuring Plan, to reduce support costs in its European Operations. RPS offered severance benefits to the terminated employees and eliminated approximately 75 positions. The Company elected to continue the European Restructuring Plan after acquiring RPS in September 2013 and a total of approximately $0.7 million is included in accrued expenses and other current liabilities as of June 30, 2015. This balance relates to outstanding contingency claims for certain former employees that were terminated as part of the European Restructuring Plan. The Company did not incur any additional restructuring expense during the three and six months ended June 30, 2015.

The table below outlines the components of the restructuring charges (in thousands):

	Balance at December 31, 2014	Foreign exchange adjustment	Balance at June 30, 2015
European Restructuring	$753	$(64)	$689
Total	$753	$(64)	$689

(14) Derivatives

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

In addition, on October 2, 2013, the Company also entered into an interest rate cap with an aggregate notional principal amount of $800.0 million. The interest rate cap began on September 23, 2014 and will expire on September 23, 2015. The interest rate cap is used to hedge the variable rate of the Company’s revolving credit facilities to the extent that the LIBOR rises above 4.0%.

The following table presents the notional amounts and fair values (determined using level 2 inputs) of our derivatives as of June 30, 2015 and December 31, 2014. All liability amounts are reported in other long-term liabilities (in thousands):

		June 30, 2015		December 31, 2014
	Balance Sheet Classification	Notional amount	Liability	Notional amount	Liability
Derivatives in a liability position:
Interest rate contracts	Other long-term liabilities	$1,420,000	$(25,208)	$1,420,000	$(19,446)
Total designated derivatives		$1,420,000	$(25,208)	$1,420,000	$(19,446)

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

determined interest rate swaps with a notional principal amount of $47.5 million no longer qualify for hedge accounting.  The change in estimated debt repayments also resulted in ineffectiveness in interest rate swaps with a notional principal amount of $297.5 million during the fourth quarter of 2014.

During the second quarter of 2015, the Company further revised its forecasted voluntary debt repayments in future periods.  As a result of the change in expected future cash flows, an interest rate swap with a notional principal amount of $17.5 million experienced ineffectiveness.  This also caused interest rate swaps with a notional principal amount of $40.0 million, which experienced ineffectiveness during 2014, to no longer qualify for hedge accounting.

The table below presents the effect of our derivatives on the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2015	2014	2015	2014
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss) on derivatives	$1,770	$(8,207)	$(5,168)	$(15,174)
Amount of loss recognized in other expense, net on derivatives (ineffective portion)	(29)	—	(85)	—
Amount of loss recognized in other expense, net on derivatives (no longer qualify for hedge accounting)	(20)	—	(509)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(52)	—	(69)	—

The Company expects that $8.4 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(15) Related Party Transactions

At December 31, 2014, Kohlberg Kravis Robert & Co. L.P., or KKR, the majority stockholder of the Company, held $0.8 million in first lien term debt. At June 30, 2015, KKR no longer held any of the Company’s first lien term debt.

The Company paid management fees of $0.6 million and $1.1 million to KKR pursuant to the terms of the monitoring agreement between the Company and KKR that was in effect prior to the IPO during the three and six months ended June 30, 2014, respectively. The Company did not pay any management fees to KKR during the three and six months ended June 30, 2015 due to the termination of the monitoring agreement in conjunction with the IPO during the fourth quarter of 2014.

(16) Net Income (Loss) Per Share

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	59,871	40,268	59,843	40,268
Effect of dilutive securities	3,080	—	3,021	—
Diluted weighted average common shares outstanding	62,951	40,268	62,864	40,268

Anti-dilutive shares	55	424	38	390

The dilutive and anti-dilutive shares disclosed above were calculated using the treasury stock method. During the three and six months ended June 30, 2015, the anti-dilutive shares were due to the assumed exercise price exceeding the average market price of the Company’s common stock during the period. During the three and six months ended June 30, 2014, the anti-dilutive shares were due to the Company being in a net loss position during the period.

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

Our gross new business awards for the six months ended June 30, 2015 and 2014 were $906.7 million and $846.6 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the six months ended June 30, 2015 and 2014 we had $100.9 million and $123.3 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at June 30, 2015 and 2014 was $2.3 billion and $2.0 billion, respectively.

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

Most of our contracts can be terminated by the client either immediately or after a specified period, typically 30 to 60 days, following notice. In the case of early termination, these typical contracts require payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Based on ethical, regulatory, and health considerations, this wind-down activity may continue for several quarters or years. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the total contract price result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined.

Our service revenue was $668.5 million and $622.8 million for the six months ended June 30, 2015 and 2014, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

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

Direct Costs

Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the six months ended June 30, 2015 and 2014, the labor-related charges were 95.5% and 95.0% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 4.0% and 4.9% of total direct costs for the six months ended June 30, 2015 and 2014, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 4.5% and 5.0% of total direct costs for the six months ended June 30, 2015 and 2014, respectively.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro or Pound Sterling. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. Dollars using the following average exchange rates:

	Six Months Ended June 30,
	2015	2014
U.S. Dollars per:
Euro	1.12	1.37
Pound Sterling	1.52	1.68

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Three Months Ended June 30,
(in thousands)	2015	2014
Revenue
Service revenue	$336,518	$311,422
Reimbursement revenue	56,330	46,123
Total revenue	392,848	357,545
Operating expenses
Direct costs	219,877	213,378
Reimbursable out-of-pocket costs	56,330	46,123
Selling, general and administrative	58,905	56,010
Depreciation and amortization	19,220	24,598
Loss on disposal of fixed assets	195	—
Income from operations	38,321	17,436
Interest expense, net	(15,416)	(20,818)
Foreign currency losses, net	(3,966)	(5,387)
Other expense, net	(96)	(116)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	18,843	(8,885)
Provision for (benefit from) income taxes	5,623	(5,186)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	13,220	(3,699)
Equity in losses of unconsolidated joint ventures, net of tax	(805)	(357)
Net income (loss)	$12,415	$(4,056)

Service revenue increased by $25.1 million, or 8.1%, from $311.4 million during the three months ended June 30, 2014 to $336.5 million during the three months ended June 30, 2015. Service revenue in the three months ended June 30, 2015 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies, offset by an unfavorable impact of $13.6 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs increased by $6.5 million, or 3.0%, from $213.4 million during the three months ended June 30, 2014 to $219.9 million during the three months ended June 30, 2015. The increase in direct costs is primarily due to an increase in salaries and related benefits of $24.4 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $17.9 million from foreign currency. The direct costs as a percentage of service revenue decreased from 68.5% during the three months ended June 30, 2014 to 65.3% during the three months ended June 30, 2015. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations.

Selling, general and administrative expenses increased by $2.9 million, or 5.2%, from $56.0 million during the three months ended June 30, 2014 to $58.9 million during the three months ended June 30, 2015. Selling, general and administrative expenses as a percentage of service revenue decreased from 18.0% during the three months ended June 30, 2014 to 17.5% during the three months ended June 30, 2015. This decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued ability to effectively manage our selling and administrative functions.

Depreciation and amortization expense decreased by $5.4 million, or 21.9%, from $24.6 million during the three months ended June 30, 2014 to $19.2 million during the three months ended June 30, 2015. Depreciation and amortization expense as a percentage of service revenue was 7.9% during the three months ended June 30, 2014 and 5.7% during the three months ended June 30, 2015. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due the continued amortization of our acquired intangibles that are amortized on an accelerated basis.

Interest expense, net decreased by $5.4 million from $20.8 million during the three months ended June 30, 2014 to $15.4 million during the three months ended June 30, 2015. This decrease in interest expense is related to the paydowns to our first lien term loan and senior notes made using proceeds from the initial public offering in November 2014 and repayments to our first lien term loan made during 2015.

Foreign currency losses, net decreased $1.4 million from losses of $5.4 million during the three months ended June 30, 2014 to $4.0 million of loss during the three months ended June 30, 2015. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Provisions for (benefit from) income taxes increased $10.8 million from a benefit of $5.2 million during the three months ended June 30, 2014 to an income tax provision of $5.6 million during the three months ended June 30, 2015. Our effective tax rate was 29.8% and 58.4% during the three months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate of 28.6% was primarily attributable to the significant reduction in projected pretax losses in higher tax jurisdictions such as the United States in 2015 when compared to 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,
(in thousands)	2015	2014
Revenue
Service revenue	$668,486	$622,774
Reimbursement revenue	112,940	89,511
Total revenue	781,426	712,285
Operating expenses
Direct costs	438,838	428,529
Reimbursable out-of-pocket costs	112,940	89,511
Selling, general and administrative	119,740	116,849
Depreciation and amortization	38,455	49,236
Loss on disposal of fixed assets	195	—
Income from operations	71,258	28,160
Interest expense, net	(30,809)	(42,584)
Loss on modification of debt	—	(1,384)
Foreign currency gains (losses), net	5,100	(9,099)
Other expense, net	(560)	(175)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	44,989	(25,082)
Provision for (benefit from) income taxes	13,645	(11,519)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	31,344	(13,563)
Equity in losses of unconsolidated joint ventures, net of tax	(1,742)	(534)
Net income (loss)	$29,602	$(14,097)

Service revenue increased by $45.7 million, or 7.3%, from $622.8 million during the six months ended June 30, 2014 to $668.5 million during the six months ended June 30, 2015. Service revenue in the six months ended June 30, 2015 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies, offset by an unfavorable impact of $23.6 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs increased by $10.3 million, or 2.4%, from $428.5 million during the six months ended June 30, 2014 to $438.8 million during the six months ended June 30, 2015. The increase in direct costs is primarily due to an increase in salaries and related benefits of $44.4 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $35.1 million from foreign currency. The direct costs as a percentage of service revenue decreased from 68.8% during the six months ended June 30, 2014 to 65.6% during the six months ended June 30, 2015. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations.

Selling, general and administrative expenses increased by $2.9 million, or 2.5%, from $116.8 million during the six months ended June 30, 2014 to $119.7 million during the six months ended June 30, 2015. Selling, general and administrative expenses as a percentage of service revenue decreased from 18.8% during the six months ended June 30, 2014 to 17.9% during the six months ended June 30, 2015.  This decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued ability to effectively manage our selling and administrative functions.

Depreciation and amortization expense decreased by $10.8 million, or 21.9%, from $49.2 million during the six months ended June 30, 2014 to $38.5 million during the six months ended June 30, 2015. Depreciation and amortization expense as a percentage of service revenue was 7.9% during the six months ended June 30, 2014 and 5.8% during the six months ended June 30, 2015.  The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due the continued amortization of our acquired intangibles that are amortized on an accelerated basis.

Interest expense, net decreased by $11.8 million from $42.6 million during the six months ended June 30, 2014 to $30.8 million during the six months ended June 30, 2015. This decrease in interest expense is related to the paydowns to our first lien term loan and senior notes made using proceeds from the initial public offering in November 2014 and repayments made to our first lien term loan during 2015, as well as the March 24, 2014 repricing transaction associated with the first lien term loan that reduced the applicable margin from 4.0% to 3.5%.

Loss on modification of debt costs were $1.4 million during the six months ended June 30, 2014 and there were no losses on modification of debt during the six months ended June 30, 2015. The loss on modification of debt of $1.4 million incurred during the six months ended June 30, 2014 was due to our repricing transaction which took place on March 24, 2014.

Foreign currency gains (losses), net decreased $14.2 million from losses of $9.1 million during the six months ended June 30, 2014 to $5.1 million of gains during the six months ended June 30, 2015. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Provisions for (benefit from) income taxes increased $25.1 million from a benefit of $11.5 million during the six months ended June 30, 2014 to an income tax provision of $13.6 million during the six months ended June 30, 2015. Our effective tax rate was 30.3% and 45.9% during the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate of 15.6% was primarily attributable to the significant reduction in projected pretax losses in higher tax jurisdictions such as the United States in 2015 when compared to 2014.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of June 30, 2015, we had approximately $61.1 million of cash and cash equivalents of which $22.7 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $851.1 million during the six months ended June 30, 2015, including $116.2 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $765.1 million during the six months ended June 30, 2014, including $109.9 million of funds received from customers to pay investigators. The increase in cash collections during the six months ended June 30, 2015 is related to our increase in revenue, driven by an increase in new business awards, an increase in our backlog, and improved cash payment schedules contained in our master service agreements and our statements of work.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the six months ended June 30, 2015, net cash provided by operations was $30.0 million, compared to net cash used in operations of $3.3 million for the same period of 2014. Cash provided by operating activities increased over the prior year due to increased cash flows from our operating performance offset by an increase in net working capital, driven by an increase in our days sales outstanding.

Cash Flow from Investing Activities

Net cash used in investing activities was $20.6 million during the six months ended June 30, 2015, compared to net cash provided by investing activities of $3.2 million for the same period of 2014. During the six months ended June 30, 2015, we purchased $17.1 million of fixed assets as compared to $11.9 million purchased during the six months ended June 30, 2014, which was offset by $15.0 million in collections of an acquisition-related receivable due from the former owners of RPS Parent Holding Corp., or RPS, in 2014. During the six months ended June 30, 2015, we also made a $3.0 million capital contribution to our WuXiPRA joint venture and made a $0.5 million cash payment as partial consideration for the purchase of the assets of Value Health Solutions Inc.

Cash Flow from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2015 was $32.5 million compared to $14.4 million of net cash used in financing activities for the same period of 2014. During 2015, we voluntarily repaid $30.0 million on our term loan and made a $2.0 payment on our ClinStar acquisition-related contingent consideration. During the six months ended June 30, 2014, we made $10.0 million in net repayments on our line of credit and made $4.5 million in principal payments on our term loan.

Indebtedness

As of June 30, 2015, we had $924.0 million of total indebtedness.  Additionally, our senior secured credit agreement provides for a $125.0 million revolving credit facility. There were no amounts drawn on this revolving credit facility at June 30, 2015. In addition, at June 30, 2015, the Company had $5.0 million in letters of credit outstanding, which are secured by the revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of June 30, 2015, we were in compliance with these covenants.

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

Item 4. Controls and Procedures

As of June 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(c) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Sales of Unregistered Securities

During the second quarter of 2015, we issued an aggregate of 47,598 common shares at a price of $33.24 per share as partial consideration for the purchase of the assets of Value Health Solutions Inc. In connection with this acquisition, we have also agreed to issue $0.4 million of common shares in June 2017, less amounts reimbursable to us for any indemnification obligations of the seller. The offer and sale of the common shares was made in reliance upon the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof, on the basis that it did not involve any public offering.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

Date: July 28, 2015

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

101

The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Condensed Financial Statements