Form 10-Q
period 2015-09-30
PRA Health Sciences, Inc.
filed 2015-11-03
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	60,233,503 shares outstanding as of October 30, 2015

PRA HEALTH SCIENCES, INC.

FORM 10-Q

FOR QUARTER PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$48,438	$85,192
Restricted cash	5,482	6,337
Accounts receivable and unbilled services, net	400,453	338,781
Other current assets	84,948	58,413
Total current assets	539,321	488,723
Fixed assets, net	79,609	72,933
Goodwill	1,023,361	1,033,999
Intangible assets, net	553,029	600,910
Other assets	46,232	42,012
Total assets	$2,241,552	$2,238,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$20,000	$—
Accounts payable	55,263	39,100
Accrued expenses and other current liabilities	145,977	131,135
Advance billings	291,588	296,121
Total current liabilities	512,828	466,356
Long-term debt, net	909,427	948,537
Other long-term liabilities	126,246	146,869
Total liabilities	1,548,501	1,561,762
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 authorized shares at September 30, 2015 and December 31, 2014; 60,203,935 and 59,814,444 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	602	598
Additional paid-in-capital	826,650	821,411
Accumulated other comprehensive loss	(111,777)	(69,509)
Accumulated deficit	(22,424)	(75,685)
Total stockholders’ equity	693,051	676,815
Total liabilities and stockholders’ equity	$2,241,552	$2,238,577

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$345,096	$320,063	$1,013,582	$942,837
Reimbursement revenue	58,414	57,274	171,354	146,786
Total revenue	403,510	377,337	1,184,936	1,089,623
Operating expenses:
Direct costs	212,808	215,746	651,646	644,275
Reimbursable out-of-pocket costs	58,414	57,274	171,354	146,786
Selling, general and administrative	63,091	63,432	182,831	180,281
Depreciation and amortization	19,762	23,903	58,217	73,140
Loss on disposal of fixed assets	256	8	451	9
Income from operations	49,179	16,974	120,437	45,132
Interest expense, net	(15,255)	(21,026)	(46,064)	(63,610)
Loss on modification of debt	—	—	—	(1,384)
Foreign currency gains, net	3,697	10,658	8,797	1,559
Other expense, net	(947)	(58)	(1,507)	(230)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	36,674	6,548	81,663	(18,533)
Provision for (benefit from) income taxes	10,696	4,899	24,341	(6,619)
Income (loss) before equity in losses of unconsolidated joint ventures	25,978	1,649	57,322	(11,914)
Equity in losses of unconsolidated joint ventures, net of tax	(2,319)	(474)	(4,061)	(1,008)
Net income (loss)	$23,659	$1,175	$53,261	$(12,922)
Net income (loss) per share attributable to common stockholders:
Basic	$0.39	$0.03	$0.89	$(0.32)
Diluted	$0.37	$0.03	$0.84	$(0.32)
Weighted average common shares outstanding:
Basic	60,050	40,284	59,917	40,273
Diluted	63,504	42,072	63,082	40,273

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$23,659	$1,175	$53,261	$(12,922)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22,179)	(47,609)	(32,303)	(31,329)
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of ($1,808), $277, ($2,508) and ($5,647)	(5,724)	433	(10,192)	(8,817)
Reclassification adjustments:
Losses on derivatives included in net income (loss), net of income taxes of $ -, $ -, $ - and $ -	158	—	227	—
Comprehensive (loss) income	$(4,086)	$(46,001)	$10,993	$(53,068)

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$53,261	$(12,922)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,217	73,140
Amortization of debt issuance costs and discount	4,822	4,378
Stock-based compensation	3,634	2,729
Unrealized foreign currency gains	(11,749)	(1,716)
Loss on modification of debt	—	1,384
Equity in losses of unconsolidated joint ventures, net of tax	4,061	1,008
Unrealized loss on derivatives	1,785	—
Deferred income taxes	(2,213)	(19,122)
Other reconciling items	981	677
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and advance billings	(66,640)	(76,629)
Other operating assets and liabilities	26,043	28,532
Net cash provided by operating activities	72,202	1,459
Cash flows from investing activities:
Purchase of fixed assets	(26,035)	(18,992)
Proceeds from RPS working capital settlement	—	15,000
Proceeds from CRI Lifetree working capital settlement	—	851
Cash paid to terminate interest rate swaps	(32,907)	—
Investment in unconsolidated joint ventures	(23,000)	—
Acquisition of Value Health Solutions Inc.	(543)	—
Proceeds from the sale of fixed assets	44	—
Payment of ClinStar, LLC working capital settlement	(1,693)	—
Payment of amounts held in escrow	—	(787)
Net cash used in investing activities	(84,134)	(3,928)
Cash flows from financing activities:
Repayment of long-term debt	(40,000)	(6,675)
Borrowings on line of credit	65,000	65,000
Repayments on line of credit	(45,000)	(75,000)
Proceeds from stock option exercises	27	33
Proceeds from common stock issued	—	102
Payment of acquisition-related contingent consideration	(2,000)	(1,589)
Payments for common stock issuance costs	(525)	—
Net cash used in financing activities	(22,498)	(18,129)
Effects of foreign exchange changes on cash and cash equivalents	(2,324)	(2,303)
Change in cash and cash equivalents	(36,754)	(22,901)
Cash and cash equivalents, beginning of period	85,192	72,155
Cash and cash equivalents, end of period	$48,438	$49,254

Supplemental cash flow data
Non-cash investing activities:
Issuance of common stock for the acquisition of Value Health Solutions Inc.	$1,582	$—

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(1) Basis of Presentation

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of PRA Health Sciences, Inc. and its subsidiaries, or the Company. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited.  In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company

The Company is a full-service global contract research organization providing a broad range of product development services for pharmaceutical and biotechnology companies around the world. The Company’s integrated services include data management, statistical analysis, clinical trial management, and regulatory and drug development consulting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, No. 2014-09, ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company is currently assessing the potential impact of ASU No. 2014-09 on the Company’s consolidated condensed financial statements.

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

During 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and ASU No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” These proposed standards require all debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability except costs associated with line-of-credit arrangements, which will continue to present as an asset. ASU No. 2015-03 and ASU No. 2015-15 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. As of September 30, 2015, the Company had $20.9 million in debt issuance costs in other assets that would be reclassified to long-term debt, net.

(2) Business Combination

On June 8, 2015, the Company purchased the assets of Value Health Solutions Inc., or VHS, a software development firm, for $0.5 million in cash and 47,598 unregistered shares of the Company’s common stock with a fair market value of $1.6 million; an additional $0.4 million of common stock will be issued in June 2017, less amounts reimbursable to the Company for any indemnification obligations of the seller. The asset purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $16.0 million. Earn-out payments totaling $1.0 million and $15.0 million are contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 48-month period following closing. The Company has recognized a liability of approximately $1.0 million as the estimated acquisition date fair value of the

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

earn-out; this amount is included in the accrued expenses and other current liabilities in the consolidated condensed balance sheet. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of the change. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

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

(3) Joint Ventures

In August 2015, the Company and an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR, entered into a joint venture.  The purpose of the joint venture includes, among other things, the evaluation of investments or acquisitions to enhance the strategic objectives of the Company.  The joint venture is jointly owned by the Company (11%) and KKR (89%). The Company contributed $20.0 million to the joint venture in August 2015, which is recorded in other current assets in the consolidated condensed balance sheet. The Company has recorded a $1.6 million reduction to the investment balance for the three and nine month periods ended September 30, 2015, which is recorded in equity in losses of unconsolidated joint ventures, net of tax in the consolidated condensed statements of operations.  The investment in the joint venture will be adjusted for the Company’s equity in the venture’s net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting.

The Company and WuXi PharmaTech, or WuXi, operate a joint venture, WuXiPRA Clinical Research Co., Ltd, or WuXiPRA, with operations in China, Hong Kong and Macau.  During April 2015, both the Company and WuXi made a $3.0 million contribution to WuXiPRA to fund the joint venture’s working capital needs.  The Company’s interest in WuXiPRA remains at 49% after the capital contribution.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate contracts	$—	$820	$—	$820
Contingent consideration	—	—	999	999
Total	$—	$820	$999	$1,819

Interest rate contracts are measured at fair value using a market approach valuation technique. The valuation is based on an estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

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

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the nine months ended September 30, 2015 (in thousands):

Contingent Considerations - Accrued expenses and other current liabilities
Balance at December 31, 2014	$1,911
Revaluations included in earnings	89
Payments on ClinStar contingent consideration	(2,000)
Initial estimate of VHS contingent consideration	999
Balance at September 30, 2015	$999

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

As of September 30, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,576.4 million were identified as Level 3. These assets are comprised of goodwill of $1,023.4 million and identifiable intangible assets, net of $553.0 million.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(5) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services.  As of September 30, 2015, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions.  Accounts receivable include amounts due from pharmaceutical and biotechnology companies.  The Company establishes an allowance for potentially uncollectible receivables.  In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer A	11.4%	—	11.0%	—

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	September 30,	December 31,
	2015	2014
Customer A	14.1%	14.4%
Customer B	—	10.2%

(6)  Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Accounts receivable	$284,599	$235,058
Unbilled services	118,533	105,542
	403,132	340,600
Less allowance for doubtful accounts	(2,679)	(1,819)
Total accounts receivable and unbilled services, net	$400,453	$338,781

(7) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2014	$1,033,999
VHS Acquisition	956
Currency translation	(11,594)
Balance at September 30, 2015	$1,023,361

There are no accumulated impairment charges as of September 30, 2015.

Based upon the Company’s most recent annual goodwill impairment test that was conducted during the fourth quarter of 2014, the fair value of its Product Registration Services and Strategic Solutions reporting units substantially exceeded their carrying values; the estimated fair value of the Early Development Services, or EDS, reporting unit, however, closely approximated its carrying value. The goodwill of EDS was $125.1 million at September 30, 2015. The EDS reporting unit experienced significant cancellations

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

in the second half of 2014 and was not able to realize synergies from the CRI Lifetree acquisition as quickly as originally forecasted. The Company has made operational improvements during 2015 in order to improve the profitability of the EDS reporting unit. As a result of these changes, EDS saw growth in both backlog and new business awards during the quarter ended September 30, 2015 and its financial performance exceeded forecast. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company’s ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2015 or later.

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Customer relationships	$385,597	$393,053
Customer backlog	129,218	130,833
Trade names (definite-lived)	25,719	25,762
Patient list and other intangibles	23,400	20,900
Non-competition agreements	2,702	2,774
Total finite-lived intangible assets, gross	566,636	573,322
Accumulated amortization	(131,617)	(90,422)
Total finite-lived intangible assets, net	435,019	482,900
Trade names (indefinite-lived)	118,010	118,010
Total intangible assets, net	$553,029	$600,910

Amortization expense was $14.3 million and $42.6 million for the three and nine months ended September 30, 2015, respectively, and $17.9 million and $56.3 million for the three and nine months ended September 30, 2014, respectively. The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2015 (remaining)	$14,189
2016	45,918
2017	36,133
2018	31,716
2019	26,200
2020 and thereafter	280,863
Total	$435,019

(8) Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Term loans, first lien	$689,000	$729,000
Senior notes	225,000	225,000
	914,000	954,000
Less debt discount	(4,573)	(5,463)
Total long-term debt, net	$909,427	$948,537

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Principal payments on long-term debt are due as follows (in thousands):

2015 (remaining)	$—
2016	—
2017	—
2018	—
2019	—
2020 and thereafter	914,000
Total	$914,000

The estimated fair value of long-term debt was $937.9 million and $966.0 million at September 30, 2015 and December 31, 2014, respectively.  The fair value of the senior notes was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions.  The fair value of the term loans and borrowings under credit facilities was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company’s credit standing.

Revolving Credit Facilities

The Company’s revolving credit facilities provide for $125.0 million of potential borrowings and expires on September 23, 2018.  The interest rate on the revolving credit facilities is based on the LIBOR plus an applicable rate, based on the leverage ratio of the Company.  The Company, at its discretion, may choose interest periods of 1, 2, 3 or 6 months.  In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the revolver, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio. At September 30, 2015, the Company had outstanding borrowings under the revolving credit facilities of $20.0 million with a weighted average interest rate of 3.2%.  At December 31, 2014, the Company had no outstanding borrowings under the revolving credit facilities. The fair value of borrowings under the revolving credit facilitates was $20.0 million at September 30, 2015. In addition, at September 30, 2015 and December 31, 2014, the Company had $4.7 million and $5.1 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

(9) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01.

(10)  Stock-Based Compensation

The Company granted 712,554 service-based options, 123,624 restricted stock awards, or RSAs, and 15,000 restricted stock units, or RSUs, with a total grant date fair value of $7.8 million, $3.5 million and $0.4 million, respectively, during the nine months ended September 30, 2015.

Aggregated information regarding the Company’s option plans is summarized below:

			Wtd. Average	Intrinsic
		Wtd. Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(millions)

Outstanding at December 31, 2014	6,961,796	$9.40	7.6	$103.1
Granted	712,554	$29.65
Exercised	(263,527)	5.61
Expired/forfeited	(470,364)	13.31
Outstanding at September 30, 2015	6,940,459	$11.36	7.0	$190.6
Exercisable at September 30, 2015	2,838,486	$6.08	5.1	$93.0

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The Company’s restricted share activity in 2015 is as follows:

		Wtd. Average Grant-Date	Intrinsic Value
	Awards	Fair Value	(millions)

Outstanding at December 31, 2014	5,556	$20.35
Granted	138,624	28.44
Outstanding at September 30, 2015	144,180	$28.13	$5.6

Stock-based compensation expense related to employee stock options, RSAs, and RSUs are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct costs	$385	$155	$812	$437
Selling, general and administrative	1,229	814	2,822	2,292
Total stock-based compensation expense	$1,614	$969	$3,634	$2,729

(11) Income Taxes

The Company’s effective income tax rate was 29.8% and 35.7% for the nine months ended September 30, 2015 and 2014, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35% for the nine months ended September 30, 2015 is primarily due to (i) income from foreign subsidiaries being taxed at rates lower than the U.S. statutory rate and (ii) the favorable impact of research and development tax credits.

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

As of September 30, 2015, the Company’s liability for unrecognized tax benefits was $14.8 million. If any portion of this $14.8 million is recognized that impacts the effective tax rate, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute of limitations expirations.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for years ended December 31, 2012 and prior. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for years prior to 2011. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2008 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $3.6 million at September 30, 2015, given that it is not deemed probable the Company will incur a loss related to

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

this case. However, a deposit totaling $3.6 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. During June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is final.

(13) Derivatives

The Company is exposed to certain risks relating to our ongoing business operations. The primary risk that the Company seeks to manage by using derivative instruments is interest rate risk. Accordingly, the Company has instituted interest rate hedging programs that are accounted for in accordance with ASC 815, “Derivatives and Hedging.” The interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. The Company swaps the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The Company also employed an interest rate cap that compensated us if variable interest rates rise above a pre-determined rate. The Company’s interest rate contracts are designated as hedging instruments.

The Company records the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated comprehensive loss in our consolidated condensed balance sheet, net of deferred taxes, and will later reclassify into earnings when the hedged item affects earnings or is no longer expected to occur. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or no longer qualify for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period. The Company has elected the accounting policy that cash flows associated with interest rate derivative contracts are classified as cash flows from investing activities.

The following table presents the notional amounts and fair values (determined using level 2 inputs) of our derivatives as of September 30, 2015 and December 31, 2014. All liability amounts are reported in other long-term liabilities (in thousands):

		September 30, 2015		December 31, 2014
	Balance Sheet Classification	Notional amount	Liability	Notional amount	Liability
Derivatives in a liability position:
Interest rate contracts	Other long-term liabilities	$250,000	$(820)	$1,420,000	$(19,446)
Total designated derivatives		$250,000	$(820)	$1,420,000	$(19,446)

During the third quarter of 2015, the Company’s interest rate cap with a notional principal amount of $800.0 million expired. Additionally, during the third quarter of 2015, the Company paid $32.9 million to terminate the Company’s interest rate swaps with an aggregate notional principal amount of $620.0 million. Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps, totaling $29.6 million, will be reclassified into earnings over the term of the previously hedged borrowing using the swaplet method. For the terminated swaps, the Company reclassified $0.1 million previously recorded in accumulated other comprehensive loss into interest expense during the three and nine months ended September 30, 2015.

Subsequent to the termination of all existing interest rate swaps, the Company entered into a new interest rate swap agreement with a notional principal amount of $250.0 million and a fixed three month LIBOR rate of 1.48%. The interest rate swap began on September 23, 2015 and will mature on September 23, 2018. The interest rate swap is used to hedge the Company’s variable rate debt.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The table below presents the effect of our derivatives on the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2015	2014	2015	2014
Amount of pre-tax (loss) gain recognized in other comprehensive (loss) income on derivatives	$(7,532)	$710	$(12,700)	$(14,464)
Amount of loss recognized in other expense, net on derivatives (ineffective portion)	(359)	—	(444)	—
Amount of loss recognized in other expense, net on derivatives (no longer qualify for hedge accounting)	(628)	—	(1,137)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(158)	—	(227)	—

The Company expects that $4.0 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(14) Related Party Transactions

The Company entered into a joint venture with an affiliate of KKR during the third quarter of 2015. For further discussion on the related party transaction, refer to Note 3.

At September 30, 2015 and December 31, 2014, KKR held $24.9 million and $0.8 million in first lien term debt, respectively.

The Company paid management fees of $0.5 million and $1.6 million to KKR pursuant to the terms of the monitoring agreement between the Company and KKR that was in effect prior to the initial public offering, or IPO, during the three and nine months ended September 30, 2014, respectively. The Company did not pay any management fees to KKR during the three and nine months ended September 30, 2015 due to the termination of the monitoring agreement in conjunction with the IPO during the fourth quarter of 2014.

(15) Net Income (Loss) Per Share

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	60,050	40,284	59,917	40,273
Effect of dilutive securities	3,454	1,788	3,165	—
Diluted weighted average common shares outstanding	63,504	42,072	63,082	40,273

Anti-dilutive shares	212	—	96	856

The dilutive and anti-dilutive shares disclosed above were calculated using the treasury stock method. During the three and nine months ended September 30, 2015, the anti-dilutive shares were due to the assumed exercise price exceeding the average market price of the Company’s common stock during the period. During the nine months ended September 30, 2014, the anti-dilutive shares were due to the Company being in a net loss position during the period.

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

We use the terms “we,” “us,” “our,” or the “Company” in this report to refer to PRA Health Sciences, Inc. and its subsidiaries.

Overview

We are one of the world’s leading global contract research organizations, or CROs, by revenue, providing outsourced clinical development services to the biotechnology and pharmaceutical industries. We believe that we are one of a select group of CROs with the expertise and capability to conduct clinical trials across major therapeutic areas on a global basis. Our therapeutic expertise includes areas that are among the largest in pharmaceutical development, and we focus in particular on oncology, central nervous system inflammation, respiratory, cardiometabolic and infectious diseases. We believe that we further differentiate ourselves from our competitors through our investments in medical informatics and clinical technologies designed to enhance efficiencies, improve study predictability and provide better transparency for our clients throughout their clinical development processes.

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

How We Assess the Performance of Our Business

In addition to our U.S. generally accepted accounting principles, or GAAP, financial measures, we review various financial and operational metrics, including new business awards, cancellations, and backlog. Many of our current contracts include clinical trials covering multiple geographic locations. We utilize the same management systems and reporting tools to monitor and manage these activities on the same basis worldwide. For this reason, we consider our operations to be a single business segment, and we present our results of operations as a single reportable segment.

Our gross new business awards for the nine months ended September 30, 2015 and 2014 were $1,414.2 million and $1,288.6 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the nine months ended September 30, 2015 and 2014 we had $177.0 million and $183.3 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at September 30, 2015 and 2014 was $2.3 billion and $2.1 billion, respectively.

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

Our service revenue was $1,013.6 million and $942.8 million for the nine months ended September 30, 2015 and 2014, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

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

Direct Costs

Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the nine months ended September 30, 2015 and 2014, the labor-related charges were 95.4% and 94.8% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 3.9% and 5.2% of total direct costs for the nine months ended September 30, 2015 and 2014, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 4.6% and 5.2% of total direct costs for the nine months ended September 30, 2015 and 2014, respectively.

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

Amortization expense consists of amortization recorded on acquisition-related intangible assets. Customer relationships, backlog and finite-lived trade names are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis. In accordance with GAAP, we do not amortize goodwill and indefinite-lived intangible assets.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro or Pound Sterling. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. Dollars using the following average exchange rates:

	Nine Months Ended September 30,
	2015	2014
U.S. Dollars per:
Euro	1.11	1.36
Pound Sterling	1.53	1.67

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30,
(in thousands)	2015	2014
Revenue
Service revenue	$345,096	$320,063
Reimbursement revenue	58,414	57,274
Total revenue	403,510	377,337
Operating expenses
Direct costs	212,808	215,746
Reimbursable out-of-pocket costs	58,414	57,274
Selling, general and administrative	63,091	63,432
Depreciation and amortization	19,762	23,903
Loss on disposal of fixed assets	256	8
Income from operations	49,179	16,974
Interest expense, net	(15,255)	(21,026)
Foreign currency gains, net	3,697	10,658
Other expense, net	(947)	(58)
Income before income taxes and equity in losses of unconsolidated joint ventures	36,674	6,548
Provision for income taxes	10,696	4,899
Income before income taxes and equity in losses of unconsolidated joint ventures	25,978	1,649
Equity in losses of unconsolidated joint ventures, net of tax	(2,319)	(474)
Net income	$23,659	$1,175

Service revenue increased by $25.0 million, or 7.8%, from $320.1 million during the three months ended September 30, 2014 to $345.1 million during the three months ended September 30, 2015. Service revenue for the three months ended September 30, 2015 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies, offset by an unfavorable impact of $11.7 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs decreased by $2.9 million, or 1.4%, from $215.7 million during the three months ended September 30, 2014 to $212.8 million during the three months ended September 30, 2015. The decrease in direct costs is primarily due to a favorable impact of $15.4 million from foreign currency exchange rate fluctuations and an $8.5 million benefit due to the favorable impact of research and development credits, or R&D Credits, recorded in the current period that relate to prior years, offset by an increase in salaries and related benefits of $23.1 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies. The R&D Credits are the result of a comprehensive analysis we have been performing across the organization to determine whether expenditures incurred qualify as research and development as defined by the respective jurisdiction. Direct costs as a percentage of service revenue decreased from 67.4% during the three months ended September 30, 2014 to 61.7% during the three months ended September 30, 2015. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations and the impact of the R&D Credit.

Selling, general and administrative expenses decreased by $0.3 million, or 0.5%, from $63.4 million during the three months ended September 30, 2014 to $63.1 million during the three months ended September 30, 2015. Selling, general and administrative expenses as a percentage of service revenue decreased from 19.8% during the three months ended September 30, 2014 to 18.3%

during the three months ended September 30, 2015. This decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued ability to effectively manage our selling and administrative functions.

Depreciation and amortization expense decreased by $4.1 million, or 17.3%, from $23.9 million during the three months ended September 30, 2014 to $19.8 million during the three months ended September 30, 2015. Depreciation and amortization expense as a percentage of service revenue was 7.5% during the three months ended September 30, 2014 and 5.7% during the three months ended September 30, 2015. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due to the continued amortization of our acquired intangibles, which are amortized on an accelerated basis.

Interest expense, net decreased by $5.8 million from $21.0 million during the three months ended September 30, 2014 to $15.3 million during the three months ended September 30, 2015. This decrease in interest expense is related to the paydowns to our first lien term loan and senior notes made using proceeds from our initial public offering in November 2014 and repayments to our first lien term loan made during 2015.

Foreign currency gains, net decreased by $7.0 million from gains of $10.7 million during the three months ended September 30, 2014 to $3.7 million of gains during the three months ended September 30, 2015. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Provisions for income taxes increased by $5.8 million from $4.9 million during the three months ended September 30, 2014 to $10.7 million during the three months ended September 30, 2015. Our effective tax rate was 29.2% and 74.8% during the three months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate of 45.6% was primarily attributable to the three months ended September 30, 2014 containing a cumulative adjustment to overall tax expense due to a decrease in our projected annualized effective rate for the year.  The decrease in the projected annualized effective rate was driven by a decrease in our total projected loss for the year and the relative mix of income between the U.S. and foreign jurisdictions, which are taxed at rates lower than the U.S. statutory rate.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
(in thousands)	2015	2014
Revenue
Service revenue	$1,013,582	$942,837
Reimbursement revenue	171,354	146,786
Total revenue	1,184,936	1,089,623
Operating expenses
Direct costs	651,646	644,275
Reimbursable out-of-pocket costs	171,354	146,786
Selling, general and administrative	182,831	180,281
Depreciation and amortization	58,217	73,140
Loss on disposal of fixed assets	451	9
Income from operations	120,437	45,132
Interest expense, net	(46,064)	(63,610)
Loss on modification of debt	—	(1,384)
Foreign currency gains, net	8,797	1,559
Other expense, net	(1,507)	(230)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	81,663	(18,533)
Provision for (benefit from) income taxes	24,341	(6,619)
Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	57,322	(11,914)
Equity in losses of unconsolidated joint ventures, net of tax	(4,061)	(1,008)
Net income (loss)	$53,261	$(12,922)

Service revenue increased by $70.7 million, or 7.5%, from $942.8 million during the nine months ended September 30, 2014 to $1,013.6 million during the nine months ended September 30, 2015. Service revenue for the nine months ended September 30, 2015 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies, offset by an unfavorable impact of $35.2 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs increased by $7.4 million, or 1.1%, from $644.3 million during the nine months ended September 30, 2014 to $651.6 million during the nine months ended September 30, 2015. The increase in direct costs is primarily due to an increase in salaries and related benefits of $67.5 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by an $8.5 million benefit due to the favorable impact of the R&D Credits, recorded in the current period that relate to prior tax years and a favorable impact of $50.0 million from foreign currency exchange rate fluctuations. The R&D Credits are the result of a comprehensive analysis we have been performing across the organization to determine whether expenditures incurred qualify as research and development as defined by the respective jurisdiction. Direct costs as a percentage of service revenue decreased from 68.3% during the nine months ended September 30, 2014 to 64.3% during the nine months ended September 30, 2015. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations and the impact of the R&D Credit.

Selling, general and administrative expenses increased by $2.6 million, or 1.4%, from $180.3 million during the nine months ended September 30, 2014 to $182.8 million during the nine months ended September 30, 2015. Selling, general and administrative expenses as a percentage of service revenue decreased from 19.1% during the nine months ended September 30, 2014 to 18.0% during the nine months ended September 30, 2015. This decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued ability to effectively manage our selling and administrative functions.

Depreciation and amortization expense decreased by $14.9 million, or 20.4%, from $73.1 million during the nine months ended September 30, 2014 to $58.2 million during the nine months ended September 30, 2015.  Depreciation and amortization expense as a percentage of service revenue was 7.8% during the nine months ended September 30, 2014 and 5.7% during the nine months ended September 30, 2015.  The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due the continued amortization of our acquired intangibles which are amortized on an accelerated basis.

Interest expense, net decreased by $17.5 million from $63.6 million during the nine months ended September 30, 2014 to $46.1 million during the nine months ended September 30, 2015. This decrease in interest expense is related to the paydowns to our first lien term loan and senior notes made using proceeds from our initial public offering in November 2014 and repayments made to our first lien term loan during 2015, as well as the March 24, 2014 repricing transaction associated with the first lien term loan that reduced the applicable margin from 4.0% to 3.5%.

Loss on modification of debt costs were $1.4 million during the nine months ended September 30, 2014 and there were no losses on modification of debt during the nine months ended September 30, 2015. The loss on modification of debt of $1.4 million incurred during the nine months ended September 30, 2014 was due to our repricing transaction which took place on March 24, 2014.

Foreign currency gains, net increased by $7.2 million from gains of $1.6 million during the nine months ended September 30, 2014 to $8.8 million of gains during the nine months ended September 30, 2015. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Provisions for (benefit from) income taxes increased by $30.9 million from a benefit of $6.6 million during the nine months ended September 30, 2014 to an income tax provision of $24.3 million during the nine months ended September 30, 2015. Our effective tax rate was 29.8% during the nine months ended September 30, 2015 and was a benefit rate of 35.7% for the nine months ended September 30, 2014. The change in the effective tax rate was primarily attributable to the projection of taxable income for 2015 which is driven by a significant reduction in projected pretax losses in higher tax jurisdictions such as the United States as compared to an overall taxable loss for 2014.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of September 30, 2015, we had approximately $48.4 million of cash and cash equivalents of which $25.9 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $1,305.2 million during the nine months ended September 30, 2015, including $167.3 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $1,183.9 million during the nine months ended September 30, 2014, including $166.4 million of funds received from customers to pay investigators. The increase in cash collections during the nine months ended September 30, 2015 is related to our increase in revenue, driven by an increase in new business awards, an increase in our backlog, and improved cash payment schedules contained in our master service agreements and our statements of work.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the nine months ended September 30, 2015, net cash provided by operations was $72.2 million, compared to net cash provided by operations of $1.5 million for the same period of 2014. Cash provided by operating activities increased over the prior year due to increased cash flows from our operating performance as well as reduction in cash out flows from working capital, driven by a slower rate of increase in our days sales outstanding during the nine months ended September 30, 2015, as compared to the same period of 2014.

Cash Flow from Investing Activities

Net cash used in investing activities was $84.1 million during the nine months ended September 30, 2015, compared to net cash used in investing activities of $3.9 million for the same period of 2014. During the nine months ended September 30, 2015, we purchased $26.0 million of fixed assets, made $23.0 million in capital contributions to our joint ventures, made a $32.9 million payment for the termination of our interest rate swaps, made a $1.7 million working capital settlement payment to the former owners of ClinStar LLC, and made a $0.5 million cash payment as partial consideration for the purchase of the assets of Value Health Solutions Inc. During the nine months ended September 30, 2014, we purchased $19.0 million of fixed assets, which was offset by $15.0 million in collections of an acquisition-related receivable due from the former owners of RPS Parent Holding Corp.

Cash Flow from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2015 was $22.5 million compared to $18.1 million of net cash used in financing activities for the same period of 2014. During 2015, we voluntarily repaid $40.0 million on our term loan and had net borrowings of $20.0 million on our line of credit. In addition, we made a $2.0 million payment for contingent consideration associated with our ClinStar acquisition. During the nine months ended September 30, 2014, we made $10.0 million in net repayments on our line of credit and made $6.7 million in principal payments on our term loan.

Indebtedness

As of September 30, 2015, we had $914.0 million of total indebtedness. Additionally, our senior secured credit agreement provides for a $125.0 million revolving credit facility. There was $20.0 million drawn on our revolving credit facility at September 30,

2015. In addition, at September 30, 2015, the Company had $4.7 million in letters of credit outstanding, which are secured by the revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of September 30, 2015, we were in compliance with these covenants.

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

Item 4. Controls and Procedures

As of September 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or Annual Report. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

PRA HEALTH SCIENCES, INC.

/s/ Linda Baddour
Linda Baddour
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: November 3, 2015

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1

Executive Employment Agreement, effective July 1, 2015, between Linda Baddour and PRA Health Sciences, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2015) (No. 001-3672)

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

101

The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Condensed Financial Statements