Form 10-K
period 2015-12-31
PRA Health Sciences, Inc.
filed 2016-02-25
CIK 1613859

Use these links to rapidly review the document

Item 15. Exhibits, Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from t o .

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

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $712,565,975. For purposes of this computation, shares of the registrant's common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power have been excluded in that such persons are affiliates.

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	60,276,999 shares outstanding as of February 22, 2016

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRA HEALTH SCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

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

        We are one of the largest CROs in the world by revenue, focused on executing clinical trials on a global basis. Our global clinical development platform includes approximately 70 offices across North America, Europe, Asia, Latin America, South Africa, Australia and the Middle East and approximately 12,000 employees worldwide. Since 2000, we have performed approximately 3,300 clinical trials worldwide, we have worked on more than 100 marketed drugs across several therapeutic areas and conducted the pivotal or supportive trials that led to U.S. Food and Drug Administration, or FDA, or international regulatory approval of more than 60 drugs.

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

        Over the past 30 years, we have developed strong client relationships and have performed services for more than 300 biotechnology and pharmaceutical clients. In the year ended December 31, 2015, we derived 15% of our service revenue from small- to mid-sized pharmaceutical companies, 22% of our service revenue from large biotechnology companies and 15% of our service revenue from emerging biotechnology companies. We believe that we have built a reputation as a strategic partner of choice for biotechnology and small- to mid-sized pharmaceutical companies as a result of our competitively differentiated platform and our long-term track record of serving these companies. We expect to benefit from growth in clinical development investment from these customers given the favorable capital raising environment in recent years. Our acquisition of RPS significantly expanded our relationships with large pharmaceutical companies, which represented 48% of our service revenue for the year ended December 31, 2015 and includes all of the top 20 largest pharmaceutical companies. We believe we are well positioned to broaden our relationships and pursue strategic alliances with these large pharmaceutical companies due to our global presence, broad therapeutic expertise and flexible clinical development service offerings.

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

Stages of Clinical Development

Market trends

        Industry Standard Research, or ISR, a market research firm, estimated in its "2016 CRO Market Size Projections 2015-2020" report, or ISR 2016 Market Report, that the size of the worldwide CRO market was approximately $28 billion in 2015 and will grow at a 7% CAGR to $38 billion over the next five years. This growth will be driven by an increase in the amount of research and development expenditure and levels of clinical development outsourcing by biopharmaceutical companies.

Increased R&D spending

        ISR estimates in the ISR 2016 Market Report that R&D expenditures by biopharmaceutical companies were approximately $263 billion in 2015 and will grow at more than 3% per year over the next five years. Of this amount, approximately $108 billion was spent on development, including $77 billion on Phase I through IV clinical development. Growth drivers of R&D spending among biopharmaceutical companies include the need to replenish lost revenues resulting from the patent expirations of a large number of high-profile drugs in recent years and, a robust capital raising environment among biotechnology companies.

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

Higher outsourcing penetration

        ISR estimates in the ISR 2016 Market Report that approximately 38% of Phase I through IV of clinical development spend is outsourced to CROs, and the levels of penetration are expected to increase to approximately 44% by 2020. We believe this increase in outsourcing is due to several factors, including the need to maximize R&D productively, the increasing burden of clinical trial complexity, the desire to pursue simultaneous registration in multiple countries, and strong growth in Phase II through Phase IV trials.

  •
  Maximizing Productivity and Reducing Cost—Productivity within the biopharmaceutical industry has declined over the past several years and the cost of developing a new drug, which is now estimated to be $1.4 billion per drug, has significantly increased. The combined impact of declining R&D productivity and increased development costs has translated into significant pressure on margins and short-term earnings for biopharmaceutical companies. We believe that the need for these companies to maximize productivity and lower costs will lead them to increasingly partner with CROs that can improve efficiency, and increase flexibility and speed across their clinical operations.

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

  •
  Growth in Phase II through Phase IV Trials—Biopharmaceutical companies are also devoting an increasing amount of resources to Phase II through IV trials. According to clinicaltrials.gov, there were approximately 8,100 Phase II through IV trials of known status submitted in 2015, an increase of 8% when compared with the approximately 7,500 that were submitted in 2010. Complex late-stage trials, especially those in which sponsors seek to recruit patients with specific conditions on a global basis, are ideally suited for outsourcing to the select group of global

    CROs with expertise to execute these studies and access to industry leading investigators and trial sites globally. We believe the increase in the quantity and complexity of clinical trials exceeds the capacity and expertise of many biopharmaceutical companies, and is causing them to increasingly seek outsourced solutions.

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

        We are a subsidiary of KKR PRA Investors L.P., a Delaware limited partnership controlled by KKR, or KKR PRA Investors.

Our Competitive Strengths

Global CRO platform

        We are one of the largest CROs in the world by revenue focused on executing clinical trials on a global basis. Our global clinical development platform includes approximately 70 offices across North America, Europe, Asia, Latin America, South Africa, Australia and the Middle East and approximately 12,000 employees worldwide. We are dedicated to the seamless execution of integrated clinical trials on multiple continents concurrently. We believe our global presence and scale are important differentiators as biopharmaceutical companies are increasingly focused on greater patient access for increasingly complex clinical trials and gaining regulatory approval for new products in multiple jurisdictions simultaneously.

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

Therapeutic expertise in large segments of drug development

        Our therapeutic expertise encompasses areas that are among the largest in pharmaceutical development, including oncology, central nervous system, inflammation and infectious diseases. We have participated in more than 2,000 clinical trials in these key areas since 2005, accounting for a substantial majority of our total clinical trials during this period. We employ drug development experts with extensive experience across numerous therapeutic areas in preparing development plans, establishing study and protocol designs, identifying investigative sites and patients and submitting regulatory filings. Our staff is highly experienced and includes approximately 550 Ph.Ds, 500 medical doctors and 175 doctors of pharmacy worldwide.

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

Diversified and attractive client base

        Over the past 30 years, we have performed services for more than 300 biotechnology and pharmaceutical clients. We believe we are one of a select group of global, large scale CROs with a long-term track record serving biotechnology and small- to mid-sized pharmaceutical companies, and we believe that these companies represent an attractive growth opportunity. In the year ended December 31, 2015, we derived 15% of our service revenue from small- to mid-sized pharmaceutical companies, 22% of our service revenue from large biotechnology companies and 15% of our service revenue from emerging biotechnology companies. Going forward, we believe that we will benefit from growth in clinical development investment from these customers that has resulted from the active capital raising environment over the past several years. In addition, our acquisition of RPS significantly expanded our relationships and positioned us to pursue strategic alliances with large pharmaceutical companies, which currently include all of the top 20 largest pharmaceutical companies. Our client relationships are also broad and diversified, and in the year ended December 31, 2015 our top 10 clients represented 65% of service revenue, with our largest client representing approximately 11% of service revenue and our largest single study accounting for approximately 3% of our service revenue.

Innovative management team

        We are led by a dedicated and experienced executive management team that has an average of 20 years of experience across the global clinical research, pharmaceutical and life sciences industries. This team has been responsible for building our global platform, successfully integrating our acquisitions, developing our advanced IT-enabled infrastructure and realizing our significant growth in revenue and earnings over the past five years.

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

Continue to realize financial synergies and strategic benefits from recent acquisitions

        We believe we will continue to realize financial synergies and strategic benefits from the acquisitions we have completed over the past three years, resulting in additional revenue growth and margin improvements. We have substantially completed the operational integration of these acquisitions, and are in the process of executing our strategy to eliminate redundancies in corporate and overhead functions and achieve cost efficiencies resulting from the scale of the combined business. We believe that our strategic acquisitions are complementary to our customer base and expect to generate incremental revenue growth by cross-selling our full set of services to our existing and new customers, thereby expanding the scope of our customer relationships and generating additional revenue.

Pursue selective and complementary acquisition strategy

        We are a selectively acquisitive company, focused on growing our core service offerings, therapeutic capabilities and geographic reach into areas of high market growth. We have acquired 17 companies since 1997 and have established programs to help us identify acquisition targets and integrate them successfully. Our acquisition strategy is driven by our comprehensive commitment to serve client needs and we are continuously assessing the market for potential opportunities.

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

        Project Management—Our project management group manages the development process, setting specific targets and utilizing various metrics to ensure that a project moves forward in the right trajectory, resources are used optimally and client satisfaction is met. This group also oversees the implementation of a work breakdown structure, communication plan, and a risk and contingency program for each study. We believe that the management structure of our service delivery model sets us apart in the industry. Each individual project is assigned a director of project delivery and key strategic accounts are also assigned a general partner. As a member of the senior management team, the general partner works with the director of project delivery, the project management group and client representatives to ensure the highest level of client satisfaction. With more than 300 project directors and project managers, we match our project management personnel to projects based on experience and study specific parameters.

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

        Clinical Operations—Our clinical operations group provides clients with a full set of study site management and monitoring services in over 80 countries worldwide, through our highly experienced team of clinical research associates and specialists. This experience includes knowledge of local regulations, medical practices, safety and individual therapeutic areas. We provide our clients with fully trained and locally based clinical teams led by experienced clinical team managers that initiate site start-up, monitor activities and review data. Based in the Americas, Europe, Asia Pacific and Africa, these teams work from a strategic foundation that combines reliance on proven, consistent processes with the flexibility to adapt innovative ideas and technologies. Given our expertise executing clinical trials around the world we are positioned to meet our clients' diverse needs and expectations. Our study start-up services group, a unit within clinical operations, manages the key components of rapid site activation and investigational site set-up for clinical trials by utilizing our global and region specific expertise.

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

        Our December 2013 acquisition of CRI Holding Company, LLC, or CRI Lifetree, significantly expanded our Phase I to Phase II services. CRI Lifetree is a specialized CRO focused on the conduct and design of early stage patient population studies, and is therapeutically focused in human abuse liability, or HAL, addiction, pain, psychiatric, neurological, pediatric and infectious disease services. CRI Lifetree is one of the largest providers of patient population for Phase I and confined Phase II to Phase III services in the United States, and is one of only a few CROs in the world which has the ability to design and conduct HAL studies, a regulatory-required study for central nervous system compounds. We believe this acquisition enables us to provide our clients with a full range of Phase I to Phase II clinical research services in specialized patient populations for both inpatient and outpatient settings.

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

        We have more than 1,000 early development specialists working in eight clinical pharmacology units located across five different countries, including the United States, the Netherlands and countries in Central and Eastern Europe. We are equipped with the technologies and infrastructure for high-quality, efficient studies on a wide range of drugs and indications. Over the past five years we have conducted more than 700 high-level, complex early development clinical trials and more than 1,500 bioanalytical studies.

        Phase I through IIa Studies—For in-house Phase I studies, we offer approximately 450 beds worldwide and accommodate volunteers in our state-of-the-art clinical pharmacology units, some of which are hospital based. At these centers, volunteers are under constant medical supervision by a team of highly experienced medical professionals. We have an active pool of more than 100,000 study participants (both healthy volunteers and various specific patient populations).

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

Clients and Suppliers

        We serve a wide range of client types, including biotechnology and pharmaceutical companies. We have developed numerous strategic relationships in the last five years. In the year ended December 31, 2015, we derived 48% of our service revenue from large pharmaceutical companies, 15% of our service revenue from small- to mid-sized pharmaceutical companies, 22% of our service revenue from large biotechnology companies and 15% of our service revenue from emerging biotechnology companies. In 2015 and 2014, our top five clients represented approximately 41% and 38% of service revenue, respectively; this revenue was derived from a combination of fixed-fee contracts, fee-for-service contracts and time and materials contracts. One client accounted for 10.7% of service revenue during the year ended December 31, 2015. No individual project accounted for 10% or more of service revenue for the year ended December 31, 2015. No client or individual project accounted for 10% or more of service revenue for the year ended December 31, 2014.

        We utilize a number of suppliers in our business, including central laboratory services, drug storage and shipping, foreign language translation services and information technology. In 2015, our largest individual supplier was paid $16.0 million. In addition, our top 10 suppliers together received payments during 2015 of approximately $87.0 million. We believe that we will continue to be able to meet our current and future supply needs.

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

        Refer to Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our foreign and domestic operations in 2015, 2014 and 2013. For a discussion of risks associated with our foreign operations, see "Item 1A. Risk Factors."

Competition

        We compete primarily with other full-service CROs and in-house research and development departments of pharmaceutical and established biotech companies. Our principal traditional CRO competitors are ICON plc, INC Research Holdings, Inc., inVentiv Health Inc., Laboratory Corporation of America Holdings, PAREXEL International Corporation, Pharmaceutical Product Development LLC, and Quintiles Transnational Holding Inc.

        CROs compete on the basis of a number of factors, including reliability, past performance, expertise and experience in specific therapeutic areas, scope of service offerings, strengths in various geographic markets, technological capabilities, ability to manage large scale global clinical trials, and price.

        The CRO industry remains highly fragmented, with several hundred smaller, limited service providers and a small number of full-service companies with global capabilities. We believe there are significant barriers to becoming a global provider offering a broad range of services and products. These barriers include:

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

Backlog

        Our studies and projects are performed over varying durations, ranging from several months to several years. Backlog represents anticipated service revenue from contracted new business awards that either have not started or are in process but have not been completed. Cancelled contracts and scope reductions are removed from backlog as they occur. Our backlog at December 31, 2015, 2014 and 2013 was approximately $2.4 billion, $2.1 billion and $1.9 billion, respectively. Cancellations totaled $231.0 million, $251.7 million and $223.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        We believe our backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in our backlog may be completed in 2016, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease the amount of backlog. Third, studies may be terminated or delayed at any time by the client or regulatory authorities. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study is made.

        We had $1,696.6 million, $1,493.7 million, and $774.4 million in net new business awards in the years ended December 31, 2015, 2014, and 2013, respectively. Net new business represents new business awards less cancellations for the period.

        For more details regarding risks related to our backlog, see "Risk Factors—Our backlog may not convert to service revenue at the historical conversion rate."

Intellectual Property

        We have a pending patent application for our "Early Warning System," a solution for automated identification and qualification of risk to the deliverables in complex projects such as clinical trials. We also maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold various federal trademark registrations and pending applications, including PRA Health Sciences® (including a design) PRA® (including a design), PRA International® and Predictivv (including design).

Government Regulation

        In the United States, the FDA governs the conduct of clinical trials of drug products in human subjects, the form and content of regulatory applications, including, but not limited to, IND applications for human clinical testing and the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. In the European Union, or EU, similar laws and regulations apply which may vary slightly from one member state to another and are enforced by the European Medicines Agency or respective national member states' authorities, depending on the case.

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

        We must perform our clinical drug and biologic services in compliance with applicable laws, rules and regulations, including "Good Clinical Practices," or GCP, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the clinical product candidate must file an IND with the FDA, which contains, among other things, the results of preclinical tests, manufacturer information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted in accordance with an effective IND. In addition, under GCP, each human clinical trial we conduct is subject to the oversight of an independent institutional review board, or IRB, which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial for which the IRB has responsibility. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk. In the EU, we must perform our clinical drug services in compliance with essentially similar laws and regulations.

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

        At our clinical pharmacology units we study the effects of drugs on healthy volunteers. In addition, in our clinical business we, on behalf of our clients, contract with physicians who render professional services, including the administration of the substance being tested, to participants in clinical trials, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial. As a result, we could be held liable for bodily injury, death, pain and suffering, loss of consortium, or other personal injury claims and medical expenses arising from a clinical trial. In addition, we sometimes engage the services of vendors necessary for the conduct of a clinical trial, such as laboratories or medical diagnostic specialists. Because these vendors are engaged as subcontractors, we are responsible for their performance and may be held liable for damages if the subcontractors fail to perform in the manner specified in their contract.

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

Employees

        As of December 31, 2015, we had approximately 12,000 employees, of which approximately 47% were in the United States, approximately 31% were in Europe, approximately 3% were in Canada, and approximately 19% were in Africa, Latin America, and Asia Pacific. Some of our employees located outside of the United States are represented by workers council or labor unions. We believe that our employee relations are satisfactory. Approximately 40% of employees hold a Master's level degree or higher. We have approximately 1,225 employees that hold a Ph.D, M.D. or other doctorate level degrees.

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

        Most of our clients for traditional, project-based clinical trial services can terminate our contracts without cause upon 30 to 60 days' notice. For example, our cancellation percentage for traditional, project-based Phase I through IV trials was 18% and 21% for the years ended December 31, 2015 and 2014, respectively. Our traditional, project-based clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

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

        Because the contracts included in our backlog can generally be terminated without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results. In addition, we may not realize the full benefits of our backlog of contractually committed services if our clients cancel, delay or reduce their commitments under our contracts with them. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our service revenue and profitability. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by clients as a result of poor performance, but any such termination may also affect our ability to obtain future contracts from the client involved and others. We believe the risk of loss or delay of multiple contracts is even greater in those cases where we are party to broader partnering arrangements with global biopharmaceutical companies.

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

        Backlog represents anticipated service revenue from contracted new business awards that either have not started or are in process but have not been completed and was $2.4 billion, $2.1 billion, and $1.9 billion at December 31, 2015, 2014, and 2013, respectively. Our revenue conversion rate is based on a financial and operational analysis performed by our project management teams and represents the level of effort expected to be expended at a specific point in time. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a client cancels a contract, we generally would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to terminating the canceled project. Generally, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few months to many years. Our backlog may not be indicative of our future results, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect the realization of our revenue from backlog, including:

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

        We derive the majority of our revenues from a limited number of large clients. In 2015 and 2014, we derived 41% and 38%, respectively, of our service revenue from our top five clients. In addition, almost 47% of our backlog, as of December 31, 2015, is concentrated among five clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

        Additionally, we conduct multiple clinical trials for different clients in single therapeutic classes, particularly in the areas of oncology and central nervous system. For example, clinical trials in oncology and central nervous system represented 35% of our backlog as of December 31, 2015 and 33% of our backlog as of December 31, 2014. Conducting multiple clinical trials for different clients in a single therapeutic class involving drugs with the same or similar chemical action has in the past, and may in the future, adversely affect our business if some or all of the trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class or if industry consolidation results in the rationalization of drug development pipelines.

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

        During 2015, approximately 17% of our service revenue was denominated in currencies other than the U.S. dollar, particularly the Euro and the Pound Sterling. Because a large portion of our service revenue and expenses are denominated in currencies other than the U.S. dollar and our financial statements are reported in U.S. dollars, changes in non-U.S. currency exchange rates could significantly affect our results of operations and financial condition.

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

        The success of any joint venture will involve, among other things, learning about new markets and regulations, ensuring quality controls are adequate and not inadvertently creating competitors. In addition, we may be unable to identify suitable acquisition opportunities, properly evaluate the price of such acquisitions or obtain any necessary financing on commercially acceptable terms.

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

        Our balance sheet reflects goodwill and intangibles assets of $1.0 billion and $0.5 billion, respectively, as of December 31, 2015. Collectively, goodwill and intangibles assets represented 69% of our total assets as of December 31, 2015. In accordance with generally accepted accounting principles, or GAAP, goodwill and indefinite-lived intangible assets are not amortized, but are subject to a periodic impairment evaluation. We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. The carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors that affect the fair value of our business, in which case a charge to earnings would become necessary. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our goodwill and intangible asset impairment testing.

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

        In the EU and other jurisdictions, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to laws and regulations with respect to cross-border transfers of such data out of certain jurisdictions in which we operate, including the EU. If we are unable to transfer data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or adversely affect our financial results. The United States, the EU and its member states, and other countries where we have operations, such as Japan, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and non-U.S. governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. In the next few years, the European data protection framework may be revised as a generally applicable data regulation. The text has not yet been finalized, but it contains new provisions specifically directed at the processing of health information, sanctions of up to 2% of worldwide gross revenue and extra-territoriality measures intended to bring non-EU companies under the proposed regulation.

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

        As of December 31, 2015, we had total indebtedness of $914.0 million, including $225.0 million principal amount of 9.5% senior notes due 2023, or Senior Notes, and $689.0 million principal amount of variable rate first lien term loan due 2020, or Senior Secured Term Loan Facility. We had no outstanding borrowings under our revolving line of credit, or the Senior Secured Revolving Credit Facility. The Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility are collectively known as the Senior Secured Credit Facility.

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

        KKR owned approximately 66% of our outstanding common stock as of December 31, 2015. As long as this group owns or controls at least a majority of our outstanding voting power, it has the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock into the public market could occur at any time. We have 60,245,009 outstanding shares of common stock as of December 31, 2015. Certain of our stockholders have demand registration rights and "piggyback" registration rights with respect to future registered offerings of our common stock. KKR and other stockholders, who collectively own 67.2% of our common stock, may sell shares of our common stock. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We also registered all shares of common stock that we may issue under our equity compensation plans and they can be freely sold in the public market upon issuance, subject to restrictions on transfer contained in management stockholders agreements entered into between certain recipients of equity compensation and KKR. As restrictions on transfer end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act could have a material adverse effect on our business and share price.

        The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires, among other things, that the Company maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, the Company is required to furnish a report by management on, among other things, the effectiveness of the Company's internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in the Company's internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from the Company's independent registered public accounting firm on the effectiveness of the Company's internal control over financial reporting.

        The Company's compliance with Section 404 requires that it compile the system and process documentation necessary to perform an appropriate evaluation. During the evaluation and testing process, if the Company identifies one or more material weaknesses in its internal control over financial reporting, it will be unable to assert that its internal control over financial reporting are effective. The Company cannot assure that there will not be material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit the Company's ability to accurately report its financial condition, results of operations or cash flows. If the Company is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm determines the Company has a material weakness or significant deficiency in its internal control over financial reporting once that firm begin its reviews, the Company could lose investor confidence in the accuracy and completeness of its financial reports, the market price of its common stock could decline, and it could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission or other regulatory authorities. Failure to remedy any material weakness in the Company's internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company's future access to the capital markets.

We are incurring significant costs as a result of operating as a public company, and our management is devoting substantial time to new compliance initiatives.

        As a publicly traded company, we are subject to the Sarbanes-Oxley Act. In addition, we are incurring significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly since we are no longer an "emerging growth company" as defined under the JOBS Act. Compliance with new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes Oxley Act, and the rules and regulations of the SEC, and the NASDAQ, are increasing our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly and current reports with respect to our business and operating results, and to provide an annual assessment of the effectiveness of our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as required by the Exchange Act, significant resources and management oversight are required.

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

        Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. If we are not able to implement or maintain the necessary procedures and processes, we may be unable to report our financial information on a timely basis and thereby could subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and could result in a breach of covenants under the agreements governing any of our financing agreements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease a facility for our corporate headquarters in Raleigh, North Carolina. We also lease other offices in North America, Europe, Africa, Latin America, Australia and Asia. In 2015, our total rental expense for our facilities and offices was approximately $30.1 million. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

Item 3.    Legal Proceedings

        We are currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately accrued for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our current legal proceedings.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        On November 13, 2014, our common stock began trading on the NASDAQ under the symbol "PRAH." Prior to that time, there was no public market for our common stock.

        The following table sets forth the high and low sales prices per share of our common stock as reported by the NASDAQ for the periods indicated.

	High	Low
Fiscal Year 2015
Fourth Quarter	$50.25	$33.00
Third Quarter	$46.35	$33.74
Second Quarter	$37.41	$26.91
First Quarter	$31.99	$22.40

	High	Low
Fiscal Year 2014
November 13, 2014 through December 31, 2014	$26.97	$18.47

Holders of Record

        On February 22, 2016, we had approximately 28 common stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividend Policy

        We have no current plans to pay any cash dividends on our common stock for the foreseeable future and instead intend to retain earnings, if any, for future operations, expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in the credit agreement governing our Senior Secured Credit Facilities and in the indenture governing our Senior Notes. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Senior Secured Credit Facilities" and "—Senior Notes" for restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in 2015 that have not been previously reported.

Purchases of Equity Securities by the Issuer

        None.

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of PRA Health Sciences, Inc.

        The following graph shows a comparison from November 13, 2014 (the date our common stock commenced trading on the NASDAQ) through December 31, 2015 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Health Care Index. The graph assumes that $100 was invested at the market close on November 13, 2014 in the common stock of PRA Health Sciences, Inc., the Nasdaq Composite Index and the Nasdaq Health Care Index, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

        The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data for the period from January 1 through September 22, 2013, the period from September 23 through December 31, 2013, the years ended December 31, 2014 and 2015, and as of December 31, 2014 and 2015, from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data for the years ended 2011 and 2012, and as of December 31, 2011, 2012, and 2013 from our audited consolidated financial statements not appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results we may achieve in any future period.

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

	Predecessor			Successor
(in thousands, except per share data)	December 31, 2011	December 31, 2012	January 1, 2013 - September 22, 2013	September 23, 2013 - December 31, 2013	December 31, 2014	December 31, 2015
Consolidated statement of operations data:
Revenue:
Service revenue	$547,669	$597,072	$508,539	$324,362	$1,266,596	$1,375,847
Reimbursement revenue	87,143	102,664	103,531	54,854	192,990	238,036

Total revenue	634,812	699,736	612,070	379,216	1,459,586	1,613,883
Operating expenses:
Direct costs	321,240	358,572	304,102	222,776	859,218	886,528
Reimbursable out-of-pocket costs	87,143	102,664	103,531	54,854	192,990	238,036
Selling, general and administrative	138,323	160,643	142,880	69,730	253,970	246,417
Transaction-related costs	—	—	47,486	29,180	—	—
Depreciation and amortization	32,141	30,687	25,144	25,333	96,564	77,952
Loss on disposal of fixed assets	26	1,560	225	—	5	652

Income (loss) from operations	55,939	45,610	(11,298)	(22,657)	56,839	164,298
Interest expense, net	(35,823)	(32,823)	(32,719)	(23,703)	(81,939)	(61,747)
Loss on modification or extinguishment of debt	—	(9,683)	(21,678)	(7,211)	(25,036)	—
Foreign currency gains (losses), net	3,320	(7,841)	(3,641)	(4,117)	10,538	14,048
Other (expense) income, net	(366)	183	(530)	1,180	(2,254)	(1,434)

Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	23,070	(4,554)	(69,866)	(56,508)	(41,852)	115,165
Provision for (benefit from) income taxes	5,724	(1,847)	(22,079)	(17,186)	(8,154)	30,004

Income (loss) before equity in losses of unconsolidated joint ventures	17,346	(2,707)	(47,787)	(39,322)	(33,698)	85,161
Equity in losses of unconsolidated joint ventures, net of tax	—	—	(603)	(621)	(2,044)	(3,396)

Net income (loss)	$17,346	$(2,707)	$(48,390)	$(39,943)	$(35,742)	$81,765

Net income (loss) per share(1):
Basic	$0.44	$(0.07)	$(1.22)	$(1.02)	$(0.83)	$1.36
Diluted	$0.43	$(0.07)	$(1.22)	$(1.02)	$(0.83)	$1.29
Cash dividends declared per common stockholders:	$—	$2.31	$2.83	$—	$—	$—
Weighted average common shares outstanding:
Basic	39,641	39,641	39,643	39,337	42,897	59,965
Diluted	40,607	39,641	39,643	39,337	42,897	63,207
Cash flow data:
Net cash provided by (used in) operating activities	$28,305	$99,259	$49,208	$(23,939)	$22,747	$153,676
Net cash used in investing activities	(18,085)	(18,058)	(60,179)	(1,018,959)	(12,259)	(71,686)
Net cash (used in) provided by financing activities	(7,112)	(42,157)	(37,267)	1,115,041	8,294	(42,444)
Other financial data:
Backlog (at period end)(2)	$1,314,208	$1,382,826	$—	$1,939,666	$2,141,112	$2,440,123
Net new business(3)	736,481	653,529	462,046	312,298	1,493,652	1,696,635

	Predecessor		Successor
	As of December 31, 2011	As of December 31, 2012	As of December 31, 2013	As of December 31, 2014	As of December 31, 2015
Consolidated balance sheet data
Cash and cash equivalents	$69,380	$109,211	$72,155	$85,192	$121,065
Accounts receivable and unbilled services, net	201,752	184,891	294,984	338,781	415,077
Working capital	26,269	18,317	(11,270)	22,367	43,796
Total assets(4)	952,748	982,525	2,357,673	2,214,484	2,228,743
Total long-term debt, net(4)	379,070	451,076	1,208,751	924,444	889,514
Total liabilities(4)	688,064	806,568	1,890,338	1,537,669	1,526,021
Total stockholders' equity	264,684	175,957	467,335	676,815	702,722
Total liabilities and stockholders' equity(4)	952,748	982,525	2,357,673	2,214,484	2,228,743

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

(3)
For our Strategic Solutions offering, the value of new business awards is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications, adjusted for contracts that were modified or canceled during the period. For the fiscal year 2013, net new business excludes the RPS Acquisition.

(4)
The balance sheet data for 2014, 2013, 2012 and 2011 has been restated to reflect the presentation of debt issuance costs as a reduction of long-term debt. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

        Our gross new business awards for the years ended December 31, 2015 and 2014 were $1,927.6 million and $1,745.4 million, respectively. Our gross new business awards, excluding the RPS Acquisition, for the year ended December 31, 2013 was $997.7 million. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

        In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the years ended December 31, 2015, 2014 and 2013 we had $231.0 million, $251.7 million, and $223.3 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

        Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at December 31, 2015, 2014 and 2013 was $2.4 billion, $2.1 billion, and $1.9 billion, respectively.

Industry Trends

        ISR estimated in its ISR 2016 Market Report that the size of the worldwide CRO market was approximately $28 billion in 2015 and will grow at a 7% CAGR to $38 billion over the next five years. This growth will be driven by an increase in the amount of research and development expenditures and higher levels of clinical development outsourcing by biopharmaceutical companies.

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

Business Combinations

        We completed a number of acquisitions in 2013, 2014 and 2015 to enhance our capabilities and offerings in certain areas. On February 28, 2013, the Predecessor Company acquired all of the outstanding member's interest of ClinStar, LLC, or ClinStar, a contract research organization and logistics provider based in the United States with operations in Eastern Europe, for $45.0 million in cash and contingent consideration in the form of a potential earn-out payment of up to $5.0 million. On September 23, 2013, immediately following the Merger, and using proceeds from the borrowings issued on the same day, the Company acquired all of the outstanding shares of RPS Parent Holding Corp., or RPS, a global contract research organization based in the United States, for $289.3 million, subject to a working capital adjustment of up to $15.0 million. The acquisition of RPS provides the Company with a more diverse client mix, including 16 of the 20 largest pharmaceutical companies in the world. On December 2, 2013, the Company completed the acquisition of CRI Holding Company, LLC, or CRI Lifetree, a specialized research organization, for $77.1 million in cash. CRI Lifetree focuses on the conduct and design of early stage, patient population studies, and is therapeutically focused in human abuse liability, addiction, pain, psychiatry, neurology, pediatric and infectious disease services. On June 8, 2015, the Company purchased the assets of Value Health Solutions Inc., or VHS, a software development firm, for $0.5 million in cash and 47,598 unregistered shares of the Company's common stock with a fair market value of $1.6 million; an additional $0.4 million of common stock will be issued in June 2017, less amounts reimbursable to the Company for any indemnification obligations of the seller. The asset purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $16.0 million. The results of operations of acquired businesses have been included since the date of acquisition.

        See Note 3 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information with respect to these acquisitions.

Joint Ventures

        In December 2012, we signed a joint venture agreement with WuXi to offer a broad platform of Phase I-IV clinical trial services in China, Hong Kong and Macau. The joint venture provides services including clinical trial monitoring, project management, regulatory strategy and submissions, data management, biostatistics, drug safety reporting, and medical monitoring. The clinical operations of WuXi and PRA in China were combined to operate as an independent contract research organization, WuXiPRA Clinical Research Co., Ltd, or WuxiPRA; the joint venture is jointly owned by PRA (49%) and WuXi (51%).

        We contributed $4.6 million to the joint venture during March 2013, and during April 2015, we made an additional $3.0 million contribution to WuXiPRA, along with WuXi, to fund the joint venture's working capital needs. Our interests in WuXiPRA remains at 49% after the capital contribution. We recorded reductions to the investment balance of $2.9 million and $2.1 million during the years ended December 31, 2015 and 2014, respectively, $0.7 million during the Successor period from September 23, 2013 to December 31, 2013 and $0.8 million during the Predecessor period from January 1, 2013 to September 22, 2013, respectively, for our equity in the venture's net loss for the period, which is recorded in the equity in losses of unconsolidated joint ventures, net of tax in our consolidated statement of operations. The investment will be adjusted for our equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting. The investment in WuXiPRA totaled $1.1 million and $1.0 million at December 31, 2015 and 2014, respectively.

        On December 4, 2015, we signed a framework agreement with WuXi to dissolve the WuXiPRA joint venture. Under the new arrangement, the portion of the joint venture located in mainland China will become a wholly owned subsidiary of WuXi, and the portion of the joint venture located in Hong Kong will become a wholly owned subsidiary of PRA. In addition, we will retain our Strategic Solutions business in China and Hong Kong. We will form a preferred provider relationship with WuXi under which WuXi will provide full-service clinical trial services for global clinical trials subcontracted by us in China. The transaction is expected to close during the second quarter of 2016.

        In March 2013, RPS entered into a joint venture agreement with A2 Healthcare Corporation (formerly part of Asklep, Inc.). The joint venture provides research and development outsourcing solutions in Japan to the biopharmaceutical and medical device industries. This joint venture is based in Tokyo, Japan and is owned by PRA (49%) and A2 Healthcare Corporation (51%). On October 17, 2014, the joint venture changed its name from RPS Asklep, Inc. to A2PRA Corporation, or A2PRA. There was no change in the investment balance during the year ended December 31, 2015. We recorded a $0.1 million reduction to the investment balance during the year ended December 31, 2014 and there was no change in the investment balance during the Successor 2013 Period, for our equity in the venture's net loss for the period, which is recorded in the equity in losses of unconsolidated joint venture, net of tax in our consolidated statement of operations. The investment will be adjusted for RPS's equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting. The investment in A2PRA totaled $0.2 million at December 31, 2015 and 2014.

        In August 2015, the Company and an affiliate of KKR entered into a joint venture. The joint venture was dissolved in December 2015. The purpose of the joint venture included, among other things, the evaluation of investments or acquisitions to enhance the strategic objectives of the Company. The joint venture was jointly owned by the Company (11%) and KKR (89%). The Company contributed $20.0 million to the joint venture in August 2015 and received $19.5 million when the joint venture was dissolved. The Company recorded the $0.5 million reduction to the investment balance in equity in losses of unconsolidated joint ventures, net of tax in the consolidated statements of operations. The investment in the joint venture was adjusted for the Company's equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting.

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

        Our service revenue was $1,375.8 million and $1,266.6 million for the years ended December 31, 2015 and 2014, respectively, $324.4 million for the period from September 23, 2013 to December 31, 2013, or the Successor 2013 Period, and $508.5 million for the period from January 1, 2013 to September 22, 2013, or the Predecessor 2013 Period. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

        Our service revenues are derived from a wide range of client types. During the year ended December 31, 2015, we derived 48% of our service revenue from large pharmaceutical companies, 15% of our service revenue from small- to mid-sized pharmaceutical companies, 22% of our service revenue from large biotechnology companies and 15% of our service revenue from emerging biotechnology companies. For the years ended December 31, 2015, 2014, and 2013, our top five clients represented approximately 41%, 38%, and 30%, respectively, of service revenue; this revenue was derived from a combination of fixed-fee contracts, fee-for-service contracts and time and materials contracts. One client accounted for 10.7% of service revenue during the year ended December 31, 2015. No individual project accounted for 10% or more of service revenue for the year ended December 31, 2015. No client or individual project accounted for 10% or more of service revenue for the years ended December 31, 2014 and 2013.

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

Direct Costs

        Our direct costs consist primarily of labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of our total direct costs were 95.7% and 94.8% for the years ended December 31, 2015 and 2014, respectively, 96.5% for the Successor 2013 Period and 93.3% for the Predecessor 2013 Period. The cost of labor procured through staffing agencies is included in these percentages and represent 4.1% and 5.1% of total direct cost for the years ended December 31, 2015 and 2014, respectively, 2.1% for the Successor 2013 Period, and 3.4% for the Predecessor 2013 Period. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of total direct cost were 4.3% and 5.2% for the year ended December 31, 2015 and 2014, respectively, 3.5% for the Successor 2013 Period, and 6.7% for the Predecessor 2013 Period.

        Historically, direct costs have increased with an increase in service revenues. The future relationship between direct costs and service revenues may vary from historical relationships. Direct costs as a percentage of service revenues were 64.4% and 67.8% during the years ended December 31, 2015 and 2014, respectively, 68.7% for the Successor 2013 Period, and 59.8% for the Predecessor 2013 Period. On a forward looking basis, as a result of the acquisition of RPS which operates at a lower margin than we have historically experienced, we expect our direct costs as a percent of service revenue to be in the 65% to 70% range. Several factors will cause direct costs to decrease as a percentage of service revenues. Deployment of our billable staff in an optimally efficient manner has the most impact on our ratio of direct cost to service revenue. The most effective deployment of our staff is when they are fully engaged in billable work and are accomplishing contract related activities at a rate that meets or exceeds budgeted targets. We also seek to optimize our efficiency by performing work using the employee with the lowest cost. Generally, the following factors may cause direct costs to increase as a percentage of service revenues: our staff are not fully deployed, as is the case when there are unforeseen cancellations or delays, or when our staff are accomplishing tasks at levels of effort that exceed budget, such as rework; as well as pricing pressure from increased competition.

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

        Loss on extinguishment of debt consists of previously capitalized unamortized debt financing costs and prepayment penalty that were expensed as a result of the extinguishment of Predecessor debt as a result of the PRA Acquisition and Successor debt as a result of the repricing and the debt repayment in conjunction with our initial public offering, or IPO.

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

Exchange Rate Fluctuations

        The majority of our foreign operations transact in the Euro or Pound Sterling. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. Dollars using the following average exchange rates:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
U.S. Dollars per:
Euro	1.11	1.33	1.35	1.32
Pound Sterling	1.53	1.65	1.61	1.54

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

(in thousands)	December 31, 2015	December 31, 2014
Revenue
Service revenue	$1,375,847	$1,266,596
Reimbursement revenue	238,036	192,990

Total revenue	1,613,883	1,459,586
Operating expenses
Direct costs	886,528	859,218
Reimbursable out-of-pocket costs	238,036	192,990
Selling, general and administrative	246,417	253,970
Depreciation and amortization	77,952	96,564
Loss on disposal of fixed assets	652	5

Income from operations	164,298	56,839
Interest expense, net	(61,747)	(81,939)
Loss on modification or extinguishment of debt	—	(25,036)
Foreign currency gains, net	14,048	10,538
Other expense, net	(1,434)	(2,254)

Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	115,165	(41,852)
Provision for (benefit from) income taxes	30,004	(8,154)

Income (loss) before equity in losses of unconsolidated joint ventures	85,161	(33,698)
Equity in losses of unconsolidated joint ventures, net of tax	(3,396)	(2,044)

Net income (loss)	$81,765	$(35,742)

        Service revenue increased by $109.3 million, or 8.6%, from $1,266.6 million during the year ended December 31, 2014 to $1,375.8 million during the year ended December 31, 2015. Service revenue for the year ended December 31, 2015 benefited from an increase in billable hours and the effective rate of the hours billed on our studies, offset by an unfavorable impact of $45.4 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

        Direct costs increased by $27.3 million, or 3.2%, from $859.2 million during the year ended December 31, 2014 to $886.5 million during the year ended December 31, 2015. The increase in direct costs was primarily due to an increase in salaries and related benefits of $104.3 million, as we continued to hire billable staff to support our current projects and as we hired additional staff in anticipation of our growing portfolio of studies, offset by an $8.3 million benefit due to the favorable impact of the research and development credits, or R&D Credits, recorded in the current period that relate to prior tax years and a favorable impact of $64.2 million from foreign currency exchange rate fluctuations. The R&D Credits are the result of a comprehensive analysis we have been performing across the organization to determine whether expenditures incurred qualify as research and development as defined by the respective jurisdiction. Direct costs as a percentage of service revenue decreased from 67.8% during the year ended December 31, 2014 to 64.4% during the year ended December 31, 2015. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations and the impact of the R&D Credits.

        Selling, general and administrative expenses decreased by $7.6 million, or 3.0%, from $254.0 million during the year ended December 31, 2014 to $246.4 million during the year ended December 31, 2015. Selling, general and administrative expenses as a percentage of service revenue decreased from 20.1% during the year ended December 31, 2014 to 17.9% during the year ended December 31, 2015. This decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued ability to effectively manage our selling and administrative functions and a termination fee of $11.9 million we paid KKR in connection with the completion of the IPO during the year ended December 31, 2014.

        Depreciation and amortization expense decreased by $18.6 million, or 19.3%, from $96.6 million during the year ended December 31, 2014 to $78.0 million during the year ended December 31, 2015. Depreciation and amortization expense as a percentage of service revenue was 7.6% during the year ended December 31, 2014 and 5.7% during the year ended December 31, 2015. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due the continued decline in amortization of our acquired intangibles, which are amortized on an accelerated basis.

        Interest expense, net decreased by $20.2 million from $81.9 million during the year ended December 31, 2014 to $61.7 million during the year ended December 31, 2015. This decrease in interest expense is related to the paydowns to our Senior Secured Term Loan Facility and Senior Notes made using proceeds from our IPO in November 2014 and repayments made to our Senior Secured Term Loan Facility during 2015.

        Losses on modification or extinguishment of debt were $25.0 million during the year ended December 31, 2014 and there were no losses on modification of debt during the year ended December 31, 2015. The $25.0 million loss on modification or extinguishment of debt incurred in the year ended December 31, 2014 was due to a $1.4 million loss on modification debt as a result of our repricing transaction which took place on March 24, 2014, and a $23.7 million loss on modification debt due to a $14.3 million prepayment penalty and $9.4 million of unamortized debt costs being written off as a result of our repayment which took place on November 18, 2014 in conjunction with our IPO.

        Foreign currency gains, net increased by $3.5 million from $10.5 million during the year ended December 31, 2014 to $14.0 million during the year ended December 31, 2015. The foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

        Provisions for (benefit from) income taxes increased by $38.2 million from a benefit of $8.2 million during the year ended December 31, 2014 to an income tax provision of $30.0 million during the year ended December 31, 2015. Our effective tax rate was 26.1% during the year ended December 31, 2015 and was a benefit rate of 19.5% for the year ended December 31, 2014. The change in the effective tax rate was primarily attributable to fact that the Company was in an overall pre-tax income position for the year ended December 31, 2015 as compared to an overall pre-tax loss for the year-ended December 31, 2014.

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

        Losses on modification or extinguishment of debt were $25.0 million for the year ended December 31, 2014 and $21.7 million for the Predecessor 2013 Period. The loss on modification or extinguishment of debt of $25.0 million incurred in the year ended December 31, 2014 was due to the loss on modification debt of $1.4 million as a result of our repricing transaction which took place on March 24, 2014, and the loss on modification debt of $23.7 million due to a $14.3 million prepayment penalty and $9.4 million of unamortized debt costs being written-off as a result of our repayment which took place on November 18, 2014 in conjunction with our IPO. The Predecessor 2013 Period amount is primarily attributable to the write-off of $15.2 million of previously recorded unamortized debt issuance costs and a prepayment penalty of $4.8 million during the Predecessor 2013 Period, which was due to the KKR Transaction.

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

Year Ended December 31, 2014 Compared to Successor 2013 Period

(in thousands)	December 31, 2014	September 23, 2013 - December 31, 2013
Revenue
Service revenue	$1,266,596	$324,362
Reimbursement revenue	192,990	54,854

Total revenue	1,459,586	379,216
Operating expenses
Direct costs	859,218	222,776
Reimbursable out-of-pocket costs	192,990	54,854
Selling, general and administrative	253,970	69,730
Transaction-related costs	—	29,180
Depreciation and amortization	96,564	25,333
Loss on disposal of fixed assets	5	—

Income (loss) from operations	56,839	(22,657)
Interest expense, net	(81,939)	(23,703)
Loss on modification or extinguishment of debt	(25,036)	(7,211)
Foreign currency gains (losses), net	10,538	(4,117)
Other (expense) income, net	(2,254)	1,180

Loss before income taxes and equity in losses of unconsolidated joint ventures	(41,852)	(56,508)
Benefit from income taxes	(8,154)	(17,186)

Loss before equity in losses of unconsolidated joint ventures	(33,698)	(39,322)
Equity in losses of unconsolidated joint ventures, net of tax	(2,044)	(621)

Net loss	$(35,742)	$(39,943)

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

        Losses on modification or extinguishment of debt were $25.0 million for the year ended December 31, 2014 and $7.2 million for the Successor 2013 Period. The loss on modification or extinguishment of debt of $25.0 million incurred in the year ended December 31, 2014 was due to the loss on modification debt of $1.4 million as a result of our repricing transaction which took place on March 24, 2014, and the loss on modification debt of $23.7 million due to a $14.3 million prepayment penalty and $9.4 million of unamortized debt costs being written-off as a result of our repayment which took place on November 18, 2014 in conjunction with the IPO. The Successor 2013 Period amount represented a bank financing fee of $5.6 million on the bridge loan associated with the KKR Transaction that was not needed due to the successful completion of the offering of our Senior Notes and a loss of $1.6 million related to debt financing cost expensed as a result of the additional borrowings on December 2, 2013.

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

Liquidity and Capital Resources

        We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of December 31, 2015, we had approximately $121.1 million of cash and cash equivalents of which $38.2 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

        Cash collections from accounts receivable were $1,831.1 million during the year ended December 31, 2015, including $231.4 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $1,654.2 million during the year ended December 31, 2014, including $248.2 million of funds received from customers to pay investigators, $475.3 million during the Successor 2013 Period, including $61.5 million of funds received from customers to pay investigators and $797.0 million during the Predecessor 2013 Period, including $150.4 million of funds received from customers to pay investigators. The increase in cash collections during the years ended December 31, 2015 and 2014, the Successor 2013 Period and the Predecessor 2013 Period is related to our increase in revenue, driven by an increase in new business awards and backlog, and the acquisitions of ClinStar, RPS and CRI Lifetree and improved cash payment schedules contained in our master service agreements and our statements of work.

Discussion of Cash Flows

Cash Flow from Operating Activities

        Cash provided by operating activities increased by $130.9 million during the year ended December 31, 2015 as compared to 2014. The increase in operating cash flow reflects an increase in net income, a reduction in interest payments, as well as reduction in cash outflows from working capital. Interest payments decreased by $26.1 million, primarily due to the debt payments made in conjunction with the IPO during November 2014. Additionally, net income for the year ended December 31, 2014 included a $14.3 million prepayment penalty on the Senior Notes and a $11.9 million fee paid to terminate our monitoring agreement with KKR. Days sales outstanding, or DSO, contributed to a $31.3 million improvement in cash flow from operations and reflects a slower rate of increase in our DSO in 2015 as compared to 2014. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

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

Cash Flow from Investing Activities

        Net cash used in investing activities increased by $59.4 million during the year ended December 31, 2015 as compared to 2014. The increase in the cash outflows was due, in part, to a $32.9 million payment for the termination of our interest rate swaps during 2015. Cash flows relating to working capital adjustments associated with our recent acquisitions contributed to an additional $17.5 million of the change. A $5.5 million increase in fixed asset purchases during 2015, primarily related to our new bioanalytical laboratory in the Netherlands and the capitalized software costs for our new Predictivv platform, also contributed to the change.

        Net cash used in investing activities was $12.3 million during the year ended December 31, 2014, compared to net cash used in investing activities of $1,019.0 million and $60.2 million for the Successor 2013 Period and the Predecessor 2013 Period, respectively. During the year ended December 31, 2014, we made $27.3 million in purchases of fixed assets offset by $15.9 million in collections of an acquisition-related receivable due from the former owners of RPS and CRI Lifetree. During the Successor 2013 Period, PRA Holdings was acquired for $667.4 million by KKR and acquired RPS Holdings, Inc. for $268.7 million. During the Predecessor 2013 Period, we acquired ClinStar for $40.8 million and made $14.8 million in purchases of fixed assets.

Cash Flow from Financing Activities

        Net cash used in financing activities during the year ended December 31, 2015 was $42.4 million compared to $8.3 million of net cash provided by financing activities for the same period in 2014. During 2015, we voluntarily repaid $40.0 million on our Senior Secured Term Loan Facility. During the year ended December 31, 2014, we received $328.0 million of net proceeds from the issuance of 19,523,255 shares of common stock in connection with our IPO and we repaid $308.8 million of previously existing bank and subordinated debt.

        Net cash provided by financing activities during the year ended December 31, 2014 was $8.3 million compared to $1,115.0 million of net cash provided by financing activities during the Successor 2013 Period. During the year ended December 31, 2014, we received $328.0 million of net proceeds from the issuance of 19,523,255 shares of common stock in connection with our IPO. We repaid $308.8 million of previously existing bank and subordinated debt during the year ended December 31, 2014, of which $302.1 million was paid using proceeds from our IPO. In addition, we borrowed $105.0 million and repaid $115.0 million from our existing line of credit, which includes payments made on balances outstanding at December 31, 2013. During the Successor 2013 Period in connection with the KKR Transaction, the acquisition of RPS and the acquisition of CRI Lifetree, we borrowed funds under a new Senior Secured Credit Facility and issued Senior Notes, which resulted in $1,206.2 million of net borrowings. In addition, we repaid our then existing term loan and subordinated debt which resulted in a payment of $567.1 million. We also borrowed $50.0 million and repaid $40.0 million from our existing line of credit. In addition, we received $454.8 million of proceeds from the issuance of 38,782,463 shares of common stock in connection with the PRA Acquisition and $13.5 million from the issuance of 1,151,194 shares of common stock in connection with the acquisition of CRI Lifetree. In addition, former members of CRI Lifetree's management contributed $2.1 million to purchase 179,075 shares of our common stock. Finally, former members of RPS's management converted $1.8 million of RPS stock options and equity into 155,288 shares of our common stock. This conversion was accounted for as a non-cash transaction in our consolidated statement of cash flows.

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

        On February 18, 2016, we commenced an offer to purchase up to $75 million aggregate principal amount of our Senior Notes. See Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the cash tender offer.

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

        See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the range of prepayments premiums.

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

Contractual Obligations and Commercial Commitments

        The following table summarizes our future minimum payments for all contractual obligations and commercial commitments for years subsequent to the year ended December 31, 2015:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Principal payments on long-term debt(1)	$—	$—	$689,000	$225,000	$914,000
Interest payments on long-term debt(1)	52,811	105,621	97,009	58,781	314,222
Service purchase commitments(2)	13,391	4,565	453	—	18,409
Operating leases	35,756	57,570	46,812	120,743	260,881
Less: sublease income	(377)	(474)	(226)	(150)	(1,227)
Uncertain income tax positions(3)	900	—	—	—	900
Customer dispute settlement(4)	1,500	1,500	—	—	3,000

Total	$103,981	$168,782	$833,048	$404,374	$1,510,185

(1)
Principal payments are based on the terms contained in our credit agreement. Interest payments are based on the interest rate in effect on December 31, 2015.

(2)
Service purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased.

(3)
As of December 31, 2015, our liability related to uncertain income tax positions was approximately $11.7 million, of which $10.8 million has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in timing of the settlement of the income tax positions.

(4)
On May 5, 2014, we reached a settlement in the amount of $9.0 million related to a customer dispute. We paid $4.5 million and $1.5 million related to this dispute in 2014 and 2015, respectively. The remaining $3.0 million is payable in installments through December 31, 2017.

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

Recent Accounting Pronouncements

        For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 2 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts

        Included in "Accounts receivable and unbilled services, net" on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check, as our allowance for doubtful accounts requires that we make an accurate assessment of our customers' creditworthiness. Approximately 10-20% of our client base is emerging biotech companies, creating a heightened risk related to the creditworthiness for a portion of our client base. We manage and assess our exposure to bad debt on each of our contracts. We age our billed accounts receivable and assess exposure by client type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Historically, we have not had any write-offs in excess of our allowance. If, at December 31, 2015, our aged accounts receivable balance greater than 90 days were to increase by 10% (for the U.S. operations), no material adjustments to bad debt expense would be required.

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

        In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pretax operating income, international transfer pricing policies, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $23.2 million was required as of December 31, 2015 relating the net U.S. net deferred tax asset, state net operating loss carryforwards, foreign net operating loss carryforwards and state tax credit carryforwards. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We determine our liability for uncertain tax positions globally under the provisions in Financial Accounting Standards Board's, or FASB, Accounting Standards Codification, or ASC, Topic 740, Income Taxes. As of December 31, 2015, we had recorded a liability for uncertain tax positions of $11.7 million. If events occur such that payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our calculation of the liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The total liability reversal that could affect the tax rate is $7.7 million.

Stock-Based Compensation

        In accordance with the FASB's ASC Topic 718, Stock Compensation, as modified and supplemented, we estimate the value of employee stock options on the date of grant using either the Black-Scholes model for all options with a service condition or a Monte Carlo model for options with market and performance conditions. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Black-Scholes and Monte Carlo models require extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected life. In developing our assumption, we take into account the following:

  •
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

  •
  The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options.

  •
  The dividend yield assumption is based on the history and expectation of dividend payouts.

  •
  For those options valued using the Black-Scholes model, the expected life is based upon the guidance provided by the FASB. For those options with a market condition valued under the Monte Carlo model, the expected life varies depending on the target stock price that triggers vesting.

  •
  As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures based on our company experience. Current accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Due to the absence of an active market for our common stock prior to our IPO, the fair value of our common stock on the date of the grant was determined in good faith by our Board of Directors with the assistance of management, based on a number of factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the IPO, the fair value of our common stock is based upon the market price of our common stock on the date of the grant as listed on the NASDAQ.

Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

        As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates.

        We review long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates. In connection with the acquisition of PRA by KKR on September 23, 2013, the purchases of

ClinStar on February 28, 2013, RPS on September 23, 2013, CRI Lifetree on December 2, 2013, and VHS on June 8, 2015, valuations were completed, and value was assigned to identifiable finite-lived and indefinite-lived intangible assets and goodwill, based on the purchase price of the transactions.

        We test goodwill for impairment on at least an annual basis by comparing the carrying value to the estimated fair value of our reporting units. On October 1, 2015, we reviewed goodwill for impairment and our analysis indicated that the fair value of goodwill exceeded the carrying value and, therefore, no impairment exists. This model utilizes a discounted cash flow analysis utilizing the expected future in-flows and outflows of our business and an appropriate discount rate. We test indefinite lived intangible assets, principally trade names, on at least an annual basis by comparing the fair value of the trade name to our carrying value. On October 1, 2015, we reviewed our indefinite-lived intangible assets for impairment and our analysis indicated a fair value in excess of book value. This model utilizes a discounted cash flow analysis utilizing the expected future in-flows and outflows of our business and an appropriate discount rate. This process is inherently subjective and dependent upon the estimates and assumptions we make. In determining the expected future cash flows of our company, we assume that we will continue to enter into new contracts, execute the work on these contracts profitably, collect receivables from customers, and thus generate positive cash flows. In addition, our analysis could be impacted by future adverse change such as future declines in our operating results, a further significant slowdown in the worldwide economy or pharmaceutical and biotechnology industry or failure to meet the performance projections included in our forecast.

        The estimated fair value of the EDS reporting unit closely approximated its carrying value when we performed its annual goodwill impairment test during the fourth quarter of 2014. We made operational improvements during 2015 in order to improve the profitability of the EDS reporting unit. As a result of these changes, EDS saw growth in both backlog and new business awards that contributed to its improved financial performance during the year and led to us updating its forecast for future periods. We considered all of these factors when it performed its most recent goodwill impairment test during the fourth quarter of 2015 and it was concluded that the estimated fair value of the EDS reporting unit exceeded its carrying value by $48.9 million or 23%. Any negative changes in assumptions on revenue, new business awards, cancellations, or our ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2016 or later.

Fair Value Measurements

        We record certain assets and liabilities at fair value. Fair value is defined as a price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy that prioritizes the inputs used to measure fair value is further described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Fair Value Measurements on a Recurring Basis

        At December 31, 2015 and 2014, we used Level 3 inputs to measure liabilities totaling $1.0 million and $1.9 million, respectively. The liability at December 31, 2015 relates to contingent consideration issued in connection with our acquisition of VHS. The liability at December 31, 2014 related to contingent consideration issued in connection with our acquisition of ClinStar. No other liabilities or assets are remeasured at fair value.

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

Dividend History

        We have not declared or paid dividends during 2015 and 2014. Dividends paid (including the related payments to holders of options) during the Successor 2013 Period totaled $4.3 million and dividends paid during the Predecessor 2013 Period totaled $127.3 million.

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

Interest Rate Risk

        We are subject to market risk associated with changes in interest rates. Our Senior Secured Term Loan Facility is subject to interest rates based on LIBOR, subject to a 1.0% LIBOR floor, plus an applicable margin of 3.5%. Our Senior Secured Revolving Credit Facility is subject to interest rates based on LIBOR, plus an applicable margin of 3.5% per annum. At December 31, 2015, we had $689.0 million outstanding under our Senior Secured Term Loan Facility and no outstanding balance under our Senior Secured Revolving Credit Facility subject to these variable interest rates. Each quarter percentage point increase in LIBOR above the LIBOR floor would change our interest expense by approximately $1.7 million annually. In August 2015, the Company entered into an interest rate swap agreement with a notional principal amount of $250.0 million and a fixed three-month LIBOR rate of 1.48%. The interest rate swap began on September 23, 2015 and will mature on September 23, 2018.

The interest rate swap is used to hedge the Company's variable rate on our Senior Secured Term Loan Facility.

Foreign Exchange Risk

        Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting consolidated financial results. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income (loss) before income taxes and equity in losses of unconsolidated joint ventures by approximately $10.7 million for the year ended December 31, 2015. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Accumulated currency translation adjustments recorded as a separate component of stockholders' equity were $(106.1) million and $(53.6) million at December 31, 2015, and 2014, respectively. We do not have significant operations in countries in which the economy is considered to be highly-inflationary.

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

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        As required by the SEC's rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

        The Company's independent registered public accounting firm has issued a report on the Company's internal control over financial reporting. This report appears on page 76 in this Annual Report on Form 10-K.

/s/ COLIN SHANNON Colin Shannon President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	/s/ LINDA BADDOUR Linda Baddour Executive Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PRA Health Sciences, Inc.
Raleigh, North Carolina

        We have audited the accompanying consolidated balance sheets of PRA Health Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014, and for the period from September 23, 2013 to December 31, 2013. We have also audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows of PRA Holdings, Inc. and subsidiaries for the period from January 1, 2013 to September 22, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PRA Health Sciences, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, and for the period from September 23, 2013 to December 31, 2013, and the consolidated results of PRA Holdings, Inc. and subsidiaries' operations and cash flows for the period from January 1, 2013 to September 22, 2013, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the financial statements, on September 23, 2013, PRA Holdings, Inc. together with its subsidiaries became a wholly-owned subsidiary of PRA Health Sciences, Inc.

        As discussed in Note 2 to the financial statements, the Company has changed its presentation of accounting for debt issuance costs as of December 31, 2015 and 2014 due to the retrospective adoption of the accounting standards update, and its presentation for deferred income taxes as of December 31, 2015 due to the prospective adoption of the accounting standards update.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PRA Health Sciences, Inc.
Raleigh, North Carolina

        We have audited the internal control over financial reporting of PRA Health Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the acquisition of PRA Holdings, Inc. and subsidiaries and the Company's adoption of new accounting standards related to the presentation of accounting for debt issuance costs and deferred income taxes.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 25, 2016

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$121,065	$85,192
Restricted cash	5,060	6,337
Accounts receivable and unbilled services, net	415,077	338,781
Prepaid expenses and other current assets	30,175	33,396
Income taxes receivable	2,399	4,068
Deferred tax assets	—	20,949

Total current assets	573,776	488,723
Fixed assets, net	80,691	72,933
Goodwill	1,014,798	1,033,999
Intangible assets, net	533,938	600,910
Deferred tax assets	3,069	933
Investment in unconsolidated joint ventures	1,288	1,213
Deferred financing fees	2,490	3,403
Other assets	18,693	12,370

Total assets	$2,228,743	$2,214,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,096	$39,100
Accrued expenses and other current liabilities	119,893	116,544
Income taxes payable	19,262	14,410
Deferred tax liabilities	—	181
Advanced billings	333,729	296,121

Total current liabilities	529,980	466,356
Deferred tax liabilities	81,691	106,324
Long-term debt, net	889,514	924,444
Other long-term liabilities	24,836	40,545

Total liabilities	1,526,021	1,537,669

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized shares at December 31, 2015 and December 31, 2014; 60,245,009 and 59,814,444 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	602	598
Additional paid-in capital	828,347	821,411
Accumulated other comprehensive loss	(132,307)	(69,509)
Retained earnings (accumulated deficit)	6,080	(75,685)

Total stockholders' equity	702,722	676,815

Total liabilities and stockholders' equity	$2,228,743	$2,214,484

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor			Predecessor
	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
Revenue:
Service revenue	$1,375,847	$1,266,596	$324,362	$508,539
Reimbursement revenue	238,036	192,990	54,854	103,531

Total revenue	1,613,883	1,459,586	379,216	612,070
Operating expenses:
Direct costs	886,528	859,218	222,776	304,102
Reimbursable out-of-pocket costs	238,036	192,990	54,854	103,531
Selling, general and administrative	246,417	253,970	69,730	142,880
Transaction-related costs	—	—	29,180	47,486
Depreciation and amortization	77,952	96,564	25,333	25,144
Loss on disposal of fixed assets	652	5	—	225

Income (loss) from operations	164,298	56,839	(22,657)	(11,298)
Interest expense, net	(61,747)	(81,939)	(23,703)	(32,719)
Loss on modification or extinguishment of debt	—	(25,036)	(7,211)	(21,678)
Foreign currency gains (losses), net	14,048	10,538	(4,117)	(3,641)
Other (expense) income, net	(1,434)	(2,254)	1,180	(530)

Income (loss) before income taxes and equity in losses of unconsolidated joint ventures	115,165	(41,852)	(56,508)	(69,866)
Provision for (benefit from) income taxes	30,004	(8,154)	(17,186)	(22,079)

Income (loss) before equity in losses of unconsolidated joint ventures	85,161	(33,698)	(39,322)	(47,787)
Equity in losses of unconsolidated joint ventures, net of tax	(3,396)	(2,044)	(621)	(603)

Net income (loss)	$81,765	$(35,742)	$(39,943)	$(48,390)

Net income (loss) per share attributable to common stockholders:
Basic	$1.36	$(0.83)	$(1.02)	$(1.22)
Diluted	$1.29	$(0.83)	$(1.02)	$(1.22)
Weighted average common shares outstanding:
Basic	59,965	42,897	39,337	39,643
Diluted	63,207	42,897	39,337	39,643

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor			Predecessor
			September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
	December 31, 2015	December 31, 2014

Net income (loss)	$81,765	$(35,742)	$(39,943)	$(48,390)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(52,433)	(68,700)	15,061	2,454
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of $(578), $(3,298), $1,273, and $0	(11,273)	(17,681)	1,808	—
Reclassification adjustments:
Losses on derivatives included in net income (loss), net of income taxes, $0, $0, $0, and $0	908	3	—	—

Comprehensive income (loss)	$18,967	$(122,120)	$(23,074)	$(45,936)

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

				Accumulated Other Comprehensive (Loss) Income (Note 17)
	Common Stock				Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount				Total
Predecessor
Balance at December 31, 2012	39,641	$4	$330,520	$2,176	$(156,743)	$175,957
Exercise of common stock options	—	—	105	—	—	105
Stock-based compensation expense	—	—	24,609	—	—	24,609
Dividends declared	—	—	(128,496)	—	—	(128,496)
Net loss	—	—	—	—	(48,390)	(48,390)
Other comprehensive income, net of tax	—	—	—	2,454	—	2,454

Balance at September 22, 2013	39,641	$4	$226,738	$4,630	$(205,133)	$26,239

Successor
Balance at September 23, 2013	—	$—	$—	$—	$—	$—
Issuance of common stock	40,268	403	471,818	—	—	472,221
Fair value of vested stock options rolled over	—	—	18,056	—	—	18,056
Stock-based compensation expense	—	—	132	—	—	132
Net loss	—	—	—	—	(39,943)	(39,943)
Other comprehensive income, net of tax	—	—	—	16,869	—	16,869

Balance at December 31, 2013	40,268	$403	$490,006	$16,869	$(39,943)	$467,335

Exercise of common stock options	11	$—	$33	$—	$—	$33
Issuance of common stock	19,535	195	351,326	—	—	351,521
Common stock issuance costs	—	—	(23,421)	—	—	(23,421)
Stock-based compensation expense	—	—	3,467	—	—	3,467
Net loss	—	—	—	—	(35,742)	(35,742)
Other comprehensive loss, net of tax	—	—	—	(86,378)	—	(86,378)

Balance at December 31, 2014	59,814	$598	$821,411	$(69,509)	$(75,685)	$676,815

Exercise of common stock options	257	$3	$78	$—	$—	81
Issuance of common stock	174	1	1,582	—	—	1,583
Stock-based compensation expense	—	—	5,276	—	—	5,276
Net income	—	—	—	—	81,765	81,765
Other comprehensive loss, net of tax	—	—	—	(62,798)	—	(62,798)

Balance at December 31, 2015	60,245	$602	$828,347	$(132,307)	$6,080	$702,722

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
			September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net income (loss)	$81,765	$(35,742)	$(39,943)	$(48,390)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	77,952	96,564	25,333	25,144
Amortization of debt issuance costs and discount	5,983	5,737	1,608	1,916
Amortization of terminated interest rate swaps	731	—	—	—
Stock-based compensation expense	5,276	3,467	132	24,609
Unrealized foreign currency (gains) losses	(16,464)	(12,222)	2,057	1,178
Loss on modification or extinguishment of debt	—	10,785	7,211	16,880
Loss on disposal of fixed assets	652	5	—	225
Change in acquisition-related contingent consideration	89	504	(1,103)	414
Equity in losses of unconsolidated joint ventures	3,396	2,044	795	807
Unrealized loss on derivatives	1,787	1,731	—	—
Other reconciling items	443	978	(69)	(116)
Deferred income taxes	(3,219)	(31,968)	(21,980)	(29,215)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(83,211)	(32,781)	13,947	6,427
Prepaid expenses and other assets	(10,427)	(7,980)	2,858	(6,388)
Accounts payable and other liabilities	36,135	19,727	(46,209)	70,270
Income taxes	9,958	15,634	3,130	(7,445)
Advanced billings	42,830	(13,736)	28,294	(7,108)

Net cash provided by (used in) operating activities	153,676	22,747	(23,939)	49,208

Cash flows from investing activities:
Purchase of fixed assets	(32,814)	(27,323)	(4,910)	(14,806)
Cash paid for interest on interest rate swap	(302)	—	—	—
Cash paid to terminate interest rate swaps	(32,907)	—	—	—
Acquisition of PRA Holdings, Inc., net of cash acquired	—	—	(667,441)	—
Acquisition of RPS Parent Holding Corp, net of cash acquired	—	—	(268,740)	—
Acquisition of CRI Lifetree, net of cash acquired	—	—	(77,868)	—
Acquisition of ClinStar LLC, net of cash acquired	—	—	—	(40,774)
Acquisition of Value Health Solutions Inc.	(543)	—	—	—
Proceeds from RPS working capital settlement	—	15,000	—	—
Proceeds from CRI working capital settlement	—	851	—	—
Payment of ClinStar, LLC working capital settlement	(1,693)	—	—	—
Distributions from unconsolidated joint ventures	19,529	—	—	—
Contributions to unconsolidated joint ventures	(23,000)	—	—	(4,609)
Payment of amounts held in escrow	—	(787)	—	—
Proceeds from the sale of fixed assets	44	—	—	10

Net cash used in investing activities	(71,686)	(12,259)	(1,018,959)	(60,179)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs withheld	—	—	1,263,443	93,246
Payment of debt discount	—	—	(8,250)	—
Payments for debt issuance costs	—	—	(48,957)	(1,030)
Repayment of long-term debt	(40,000)	(308,775)	(567,063)	(1,912)
Borrowings on line of credit	90,000	105,000	50,000	10,000
Repayments of line of credit	(90,000)	(115,000)	(40,000)	(10,000)
Proceeds from common stock issued, net of underwriters discount	—	333,950	470,400	—
Payment of common stock issuance costs	(525)	(5,325)	—	—
Proceeds from stock option exercises	81	33	—	105
Dividends paid	—	—	(4,346)	(127,280)
Principal repayments of fixed assets purchased under a financing agreement	—	—	(186)	(396)
Payment of acquisition-related contingent consideration	(2,000)	(1,589)	—	—

Net cash (used in) provided by financing activities	(42,444)	8,294	1,115,041	(37,267)

Effects of foreign exchange changes on cash and cash equivalents	(3,673)	(5,745)	12	(462)

Change in cash and cash equivalents	35,873	13,037	72,155	(48,700)
Cash and cash equivalents, beginning of period	85,192	72,155	—	109,211

Cash and cash equivalents, end of period	$121,065	$85,192	$72,155	$60,511

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(1) Basis of Presentation

  The Company

        PRA Health Sciences, Inc. and its subsidiaries, collectively, the Company, is a full-service global contract research organization providing a broad range of product development services for pharmaceutical and biotechnology companies around the world. The Company's integrated services include data management, statistical analysis, clinical trial management, and regulatory and drug development consulting.

        Effective September 23, 2013, all of the outstanding stock of PRA Holdings, Inc., or PRA Holdings or the Predecessor Company, was acquired by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, a private equity firm, for a gross purchase price of approximately $1.4 billion pursuant to a plan of merger by and among Pinnacle Holdco Parent, Inc., or Parent, Pinnacle Merger Sub, Inc., or merger sub, and Genstar Capital Partners V, L.P., or Genstar. Upon completion of the merger, or the Merger, the merger sub was folded into the Predecessor Company, which became a subsidiary of the Parent. On December 19, 2013, Pinnacle Holdco Parent, Inc. changed its name to PRA Global Holdings, Inc. and on July 10, 2014, PRA Global Holdings, Inc. changed its name to PRA Health Sciences, Inc. See Note 3—Business Combinations for further information on the Merger.

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

        Successor—The consolidated financial statements as of and for the years ended December 31, 2015 and 2014, and for the period from September 23, 2013 through December 31, 2013, include the accounts of the Company subsequent to the closing of the Merger on September 23, 2013.

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

DECEMBER 31, 2015

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

(2) Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated.

  Variable Interest Entities

        FASB accounting guidance concerning variable interest entities, or VIE, addresses the consolidation of business enterprise to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The guidance requires an assessment of who the primary beneficiary is and whether the primary beneficiary should consolidate the VIE. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Application of the VIE consolidation requirements may require the exercise of significant judgment by management.

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

        After evaluating all of the factors noted above, it was concluded that CNS should be included in the Company's consolidated financial statements as it is a variable interest entity and the Company is the primary beneficiary. The Company paid CNS $0.7 million and $0.9 million during the years ended December 31, 2015 and 2014, respectively, and $0.1 million during the period from September 23, 2013 to December 31, 2013, as compensation under the management contract, which was eliminated in consolidation. CNS had no net income for the years ended December 31, 2015 and 2014, and the period from September 23, 2013 to December 31, 2013.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

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

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company's primary method of revenue recognition requires estimates of costs to be incurred to fulfill existing long-term contract obligations. Actual results could differ from those estimates. Estimates are also used when accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, asset impairment, certain acquisition-related assets and liabilities, income taxes, fair market value determinations, and contingencies.

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

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

(2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the consolidated financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. The Company expenses as incurred the costs of defending legal claims against the Company.

  Cash Equivalents

        The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and 2014, substantially all of the Company's cash and cash equivalents were held in or invested with large financial institutions. Certain bank deposits may at times be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

        Additionally, as part of the acquisition of ClinStar, LLC, or ClinStar, the Company was required to transfer $1.0 million to an escrow account held by a subsidiary. The funds were used to pay deferred compensation to certain former ClinStar employees. During the year ended December 31, 2014, the Company distributed all of the remaining funds held in the escrow account.

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

  Advanced Billings

        Advanced billings represent amounts associated with services, reimbursement revenue and investigator fees that have been received but have not yet been earned or paid.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

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

  Derivative Financial Instruments

        All derivatives are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. Changes in the fair value of derivatives that are designated and determined to be effective as part of a hedge transaction have no immediate effect on earnings and depending on the type of hedge, are recorded either as part of other comprehensive income and will be included in earnings in the period in which earnings are affected by the hedged item, or are included in earnings as an offset to the earnings impact of the hedged item. Any ineffective portions of hedges are reported in earnings as they occur. The Company utilizes interest rate swap and cap agreements, or interest rate contracts, to manage changes in market conditions related to debt obligations. Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps will be reclassified into earnings over the term of the previously hedged borrowing using the swaplet method. The Company has elected the accounting policy that cash flows associated with interest rate derivative contracts are classified as cash flows from investing activities.

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

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

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

  Recurring Fair Value Measurements

        The following table summarizes the fair value of the Company's financial assets and liabilities that are measured on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap	$—	$28	$—	$28

Total	$—	$28	$—	$28

Liabilities:
Contingent consideration	$—	$—	$999	$999

Total	$—	$—	$999	$999

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

        The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the years ended December 31 (in thousands):

Contingent Considerations—Accrued expenses
Balance at December 31, 2013	$2,996
Payment on ClinStar contingent consideration	(1,589)
Revaluations included in earnings	504

Balance at December 31, 2014	$1,911
Revaluations included in earnings	89
Payments on ClinStar contingent consideration	(2,000)
Initial estimate of VHS contingent consideration	999

Balance at December 31, 2015	$999

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

        As of December 31, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,548.7 million were identified as Level 3. These assets are comprised of goodwill of $1,014.8 million and identifiable intangible assets of $533.9 million.

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

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

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

        When evaluating for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If the Company does not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the reporting unit or indefinite-lived intangible asset. The Company's decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. During 2015, as part of the Company's annual impairment analysis, the Company performed the qualitative assessment for approximately $737.7 million, or 72.7%, of its total goodwill balance of $1.0 billion, which resides in its PR reporting unit, and for its indefinite-lived trade name intangible asset.

        If the Company does not perform a qualitative assessment, goodwill impairment is determined by the Company using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized.

        The estimated fair value of the EDS reporting unit closely approximated its carrying value when the Company performed its annual goodwill impairment test during the fourth quarter of 2014. The Company made operational improvements during 2015 in order to improve the profitability of the EDS reporting unit. As a result of these changes, EDS saw growth in both backlog and new business awards that contributed to its improved financial performance during the year and led to the Company to update its forecast for future periods. The Company considered all of these factors when it performed

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

its most recent goodwill impairment test during the fourth quarter of 2015 and it was concluded that the estimated fair value of the EDS reporting unit exceeded its carrying value by $48.9 million or 23%. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company's ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2016 or later.

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

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

  Reimbursement Revenue and Reimbursable Out-of-Pocket Costs

        The Company incurs out-of-pocket costs, in excess of contract amounts, which are reimbursable by its customers. The Company includes out-of-pocket costs both as reimbursement revenue and as reimbursable out-of-pocket costs in the consolidated statements of operations.

        As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The funds received for investigator fees are netted against the related cost because such fees are the obligation of the Company's clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. Total payments to investigators were $208.0 million for the year ended December 31, 2015, $211.5 million for the year ended December 31, 2014, $46.8 million for the Successor period from September 23, 2013 to December 31, 2013 and $153.6 million for the Predecessor period from January 1, 2013 to September 22, 2013.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2015, substantially all of the Company's cash and cash equivalents were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management's opinion, there is no additional material credit risk beyond amounts provided for such losses.

        Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Successor			Predecessor
	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
Customer A	—	—	—	10.7%
Customer B	10.7%	—	—	—

        Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	December 31,
	2015	2014
Customer B	13.4%	14.4%
Customer C	10.1%	10.2%

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

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

        Translation gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of foreign receivables and payables, are included in the determination of net income (loss). These amounts are included in foreign currency gains (losses), net in the consolidated statement of operations. In addition, gains or losses related to the Company's intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary's functional currency that are deemed to be of a long-term investment nature are remeasured to cumulative translation and recorded in accumulated other comprehensive loss in the consolidated balance sheets.

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

        There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in the Company's consolidated statement of operations. If such changes take place, there is a risk that the Company's effective tax rate may increase or decrease in any period. A company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

  Stock-Based Compensation

        The primary type of stock-based compensation utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company's stock at a fixed price. The Company measures compensation cost at the grant date, based on fair value of the award, and recognizes it as expense over the employees' requisite service period.

        The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model for service condition awards and a Monte Carlo model for market and performance condition awards issued during the Predecessor period, with the following weighted average assumptions:

	Successor			Predecessor
	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
Risk-free interest rate	1.7%	2.0%	2.2%	1.3%
Expected life, in years	6.3	6.5	6.5	7.0
Dividend yield	N/A	N/A	N/A	N/A
Volatility	34.4%	39.5%	39.7%	41.2%

        The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the grants are expected to be outstanding. We use the historical volatilities of a selected peer group as, the Company does not have sufficient history to estimate the volatility of its common share price. The Company calculates expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, the Company considers characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status.

        Due to the absence of an active market for the Company's common shares prior to the Company's IPO, the fair value of our common shares for purposes of determining the exercise price for award grants was determined in good faith by the Company's board of directors, with the assistance and upon the recommendation of management based on a number of market factors, including: the common shares underlying the award involved illiquid securities in a private company; results of operations and financial position; and the market performance of publicly traded companies compared to the Company.

        The Company accounts for its stock-based compensation for restricted share awards and restricted share units, or collectively, RSAs/RSUs, based on the closing market price of the Company's common stock on the date of grant.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

  Debt Issuance Costs

        Debt issuance costs relating to the Company's long-term debt are recorded as a direct reduction of long-term debt; these costs are deferred and amortized to interest expense using the effective interest method, over the respective terms of the related debt. Debt issuance costs relating to the Company's revolving credit facilities are recorded as an asset; these costs are deferred and amortized to interest expense using the straight-line method.

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

  Recently Implemented Accounting Standards

        During 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" and ASU No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." These standards require all debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability except costs associated with line-of-credit arrangements, which will continue to be presented as an asset. ASU No. 2015-03 and ASU No. 2015-15 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The Company early adopted this guidance in the accompanying consolidated financial statements. The effect of retrospective application of this guidance to the accompanying consolidated balance sheet as of December 31, 2014 was a $24.1 million decrease in deferred financing fees and long-term debt, net.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(2) Significant Accounting Policies (Continued)

        During 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This ASU is effective for the Company in its first quarter of fiscal 2017, with early application permitted and, upon adoption, may be applied either prospectively or retrospectively. The Company early adopted this ASU in the accompanying consolidated financial statements and elected to apply the guidance prospectively.

  Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued an ASU No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company is currently assessing the potential impact of ASU No. 2014-09 on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern." This ASU clarifies management's responsibility to evaluate whether there is a substantial doubt about the entity's ability to continue as a going concern and provides guidance for related footnote disclosures. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on the consolidated financial statements.

(3) Business Combinations

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

        Upon consummation of the Merger, the Predecessor Company's stockholders received $17.37 in cash for each share of the Predecessor Company's stock owned. The transaction was accounted for as a business combination using the acquisition method of accounting. In connection with the acquisition, the Company recorded $849.6 million of goodwill, which is not deductible for income tax purposes. Factors that contributed to the recognition of goodwill for the acquisition included expected growth rates and profitability of the Predecessor Company. The increase in expected growth rates is primarily related to growth in our revenue due to an increase in our global footprint and expansion of service offerings. The increase in expected profitability is primarily related to corporate wide initiatives to streamline and improve the efficiency in which the Company conducts clinical trials as well as continued leveraging of selling, general, and administrative costs.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(3) Business Combinations (Continued)

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

  Acquisition of RPS

        On September 23, 2013, immediately following the Merger, and using proceeds from the borrowings issued on the same day, the Company acquired all of the outstanding shares of RPS Parent Holding Corp., or RPS, a global contract research organization based in the United States, for $289.3 million, subject to a working capital adjustment of up to $15.0 million. The acquisition of RPS provides the Company with a more diverse client mix, including 16 of the 20 largest pharmaceutical companies in the world.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(3) Business Combinations (Continued)

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

        Transaction costs related to the acquisition of RPS have been combined with those of the Merger; these expenses were not separately allocated as both transactions closed on the same date. The results of operations for RPS are included in the consolidated financial statements of the Company from the date of aquisition. During the Successor period from September 23, 2013 to December 31, 2013, RPS' service revenues and net loss totaled $119.8 million and $1.6 million, respectively.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(3) Business Combinations (Continued)

  Acquisition of CRI Lifetree

        On December 2, 2013, the Company completed the acquisition of CRI Holding Company, LLC, or CRI Lifetree, a specialized research organization, for $77.1 million in cash. CRI Lifetree focuses on the conduct and design of early stage, patient population studies, and is therapeutically focused in human abuse liability, addiction, pain, psychiatry, neurology, pediatric and infectious disease services. CRI Lifetree had approximately 250 full-time employees and has three clinic locations: Marlton, NJ, Philadelphia, PA, and Salt Lake City, UT. In addition to inpatient and outpatient studies, the company provides highly-specialized early phase research support services such as data management, biostatistics, and study report writing.

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

DECEMBER 31, 2015

(3) Business Combinations (Continued)

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

  Acquisition of ClinStar

        On February 28, 2013, the Predecessor Company acquired all of the outstanding member's interest of ClinStar, a contract research organization and logistics provider based in the United States with operations in Eastern Europe, for $45.0 million in cash and contingent consideration in the form of a potential earn-out payment of up to $5.0 million. The earn-out payment was contingent upon the achievement of certain revenue and earnings targets during the 24-month period following closing. The Predecessor Company recognized a liability of approximately $3.7 million as the estimated acquisition date fair value of the earn-out; the fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Changes in the fair value of the earn-out subsequent to the acquisition date were recognized in earnings in the period of the change. The fair value of the contingent consideration changed by $0.1 million and $0.5 million, during the years ended December 31, 2015 and 2014, respectively, $(1.1) million during the Successor period from September 23, 2013 to December 31, 2013, and $0.4 million during the Predecessor period from January 1, 2013 to September 22, 2013. The Company made payments of $2.0 million and $1.6 million on the contingent consideration during the years ended December 31, 2015 and 2014, respectively. The acquisition of ClinStar provided the Predecessor Company with a stronger presence in Eastern Europe.

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

DECEMBER 31, 2015

(3) Business Combinations (Continued)

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

        The following unaudited pro forma information assumes the acquisitions of the Company, RPS, CRI Lifetree, and ClinStar occurred as of the beginning of 2013. This pro forma financial information

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(3) Business Combinations (Continued)

is not necessarily indicative of operating results if the acquisitions had been completed at the date indicated, nor is it necessarily an indication of future operating results.

(In thousands, except per share amounts)	December 31, 2013
Total revenue	$1,390,161
Net loss	(46,232)
Net loss per share:
Basic	$(1.15)
Diluted	$(1.15)

  Acquisition of VHS

        On June 8, 2015, the Company purchased the assets of Value Health Solutions Inc., or VHS, a software development firm, for $0.5 million in cash and 47,598 unregistered shares of the Company's common stock with a fair market value of $1.6 million; an additional $0.4 million of common stock will be issued in June 2017, less amounts reimbursable to the Company for any indemnification obligations of the seller. The asset purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $16.0 million. Earn-out payments totaling $1.0 million and $15.0 million are contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 48-month period following closing. The Company has recognized a liability of approximately $1.0 million as the estimated acquisition date fair value of the earn-out; this amount is included in the accrued expenses and other current liabilities in the consolidated balance sheet. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of the change. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

        The acquisition of VHS was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $1.0 million of goodwill, which is deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company's existing information technology operations.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(3) Business Combinations (Continued)

        Pro forma information is not provided as the acquisition did not have a material effect on the Company's consolidated results.

(4) Joint Ventures

        In December 2012, the Predecessor Company and WuXi PharmaTech, or WuXi, signed a joint venture agreement to offer a broad platform of Phase I-IV clinical trial services in China, Hong Kong and Macau. The joint venture provides services including clinical trial monitoring, project management, regulatory strategy and submissions, data management, biostatistics, drug safety reporting, and medical monitoring. The clinical operations of WuXi and the Company in China were combined to operate as an independent contract research organization, WuXiPRA Clinical Research Co., Ltd, or WuxiPRA; the joint venture is jointly owned by the Company (49%) and WuXi (51%).

        The Predecessor Company contributed $4.6 million to the joint venture during March 2013 and during April 2015, both the Successor Company and WuXi made a $3.0 million contribution to WuXiPRA to fund the joint venture's working capital needs. The Company's interest in WuXiPRA remains at 49% after the capital contribution. The Company recorded reductions to the investment balance of $2.9 million and $2.1 million during the years ended December 31, 2015 and 2014, respectively, $0.7 million during the period from September 23, 2013 to December 31, 2013, and $0.8 million during the period from January 1, 2013 to September 22, 2013, respectively, for our equity in the venture's net loss for the period, which is recorded in the equity in losses of unconsolidated joint ventures, net of tax in our consolidated statement of operations. The investment will be adjusted for our equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting. The investment in WuXiPRA totaled $1.1 million and $1.0 million as of December 31, 2015 and December 31, 2014, respectively.

        On December 4, 2015, the Company and WuXi signed a framework agreement to dissolve the WuXiPRA joint venture. Under the new arrangement, the portion of the joint venture located in mainland China will become a wholly owned subsidiary of WuXi, and the portion of the joint venture located in Hong Kong will become a wholly owned subsidiary of PRA. In addition, PRA will retain its Strategic Solutions business in China and Hong Kong. The Company and WuXi will form a preferred provider relationship under which WuXi will provide full-service clinical trial services for global clinical trials subcontracted by PRA in China. The transaction is expected to close during the second quarter of 2016.

        In March 2013, RPS entered into a joint venture agreement with A2 Healthcare Corporation (formerly part of Asklep, Inc.). The joint venture provides research and development outsourcing solutions in Japan to the biopharmaceutical and medical device industries. This joint venture is based in Tokyo, Japan and is owned by the Company (49%) and Asklep (51%). On October 17, 2014, the joint venture changed its name from RPS Asklep, Inc. to A2PRA Corporation, or A2PRA. There was no change in the investment balance for the year ended December 31, 2015 and the Company recorded a $0.1 million reduction to the investment balance during the year ended December 31, 2014. There was no change in the investment balance during the period from September 23, 2013 to December 31, 2013, for the Company's equity in the venture's net loss for the period, which is recorded in the equity in losses of unconsolidated joint venture, net of tax in our consolidated statement of operations. The investment will be adjusted for RPS's equity in the venture's net income (loss), cash contributions,

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(4) Joint Ventures (Continued)

distributions, and other adjustments required by the equity method of accounting. The investment in A2PRA totaled $0.2 million at December 31, 2015 and 2014.

        In August 2015, the Company and an affiliate of KKR entered into a joint venture. The joint venture was dissolved in December 2015. The purpose of the joint venture included, among other things, the evaluation of investments or acquisitions to enhance the strategic objectives of the Company. The joint venture was jointly owned by the Company (11%) and KKR (89%). The Company contributed $20.0 million to the joint venture in August 2015 and received $19.5 million in December 2015 when the joint venture was dissolved. The Company recorded the $0.5 million reduction to the investment balance in equity in losses of unconsolidated joint ventures, net of tax in the consolidated statements of operations. The investment in the joint venture was adjusted for the Company's equity in the venture's net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting.

(5) Accounts Receivable and Unbilled Services

        Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were (in thousands):

	December 31,
	2015	2014
Accounts receivable	$290,963	$235,058
Unbilled services	126,755	105,542

	417,718	340,600
Less allowance for doubtful accounts	(2,641)	(1,819)

Total accounts receivable and unbilled services, net	$415,077	$338,781

        A rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Successor			Predecessor
	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013

Beginning balance	$1,819	$129	$—	$1,744
Additions—charged to expenses	443	976	129	136
Deductions—(write-offs), net of recoveries	379	714	—	(274)

Ending balance	$2,641	$1,819	$129	$1,606

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(6) Fixed Assets

        The changes in the carrying amount of fixed assets are as follows (in thousands):

	December 31,
	2015	2014
Leasehold improvements	$20,606	$16,217
Computer hardware and software	79,853	63,711
Furniture and equipment	27,208	21,546

	127,667	101,474
Accumulated depreciation	(46,976)	(28,541)

Total fixed assets, net	$80,691	$72,933

        All fixed assets are included as collateral for the payment and performance in full of the term loans pledged by the Company and its subsidiaries.

        Depreciation expense was $21.2 million and $22.2 million for the years ended December 31, 2015 and 2014, respectively, $6.2 million for the Successor period from September 23, 2013 to December 31, 2013, and $11.9 million for the Predecessor period from January 1, 2013 to September 22, 2013.

(7) Goodwill and Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

Balance, December 31, 2013	$1,099,081
Adjustments to PRA/KKR Purchase Price Allocation	(33,250)
Adjustments to RPS Purchase Price Allocation	(4,237)
Adjustments to CRI Purchase Price Allocation	1,965
Currency translation	(29,560)

Balance, December 31, 2014	$1,033,999
Acquisition of VHS	956
Currency translation	(20,157)

Balance, December 31, 2015	$1,014,798

        There are no accumulated impairment charges as of December 31, 2015 and 2014.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(7) Goodwill and Intangible Assets (Continued)

  Intangible Assets

        Intangible assets consist of the following (in thousands):

	December 31,
	2015	2014
Customer relationships	$380,721	$393,053
Customer backlog	127,871	130,833
Trade names (finite-lived)	25,693	25,762
Patient list and other intangibles	23,400	20,900
Non-competition agreements	2,657	2,774

Total finite-lived intangible assets, gross	560,342	573,322
Accumulated amortization	(144,414)	(90,422)

Total finite-lived intangible assets, net	415,928	482,900
Trade names (indefinite-lived)	118,010	118,010

Total intangible assets, net	$533,938	$600,910

        The Company conducts its annual impairment test of indefinite-lived intangibles during the fourth quarter of the fiscal year. For the periods ended December 31, 2015, 2014, and 2013, the Company concluded that the fair value of indefinite-lived intangibles exceeded the carrying value and, therefore, no impairment exists. Amortization expense was $56.7 million and $74.4 million for the years ended December 31, 2015 and 2014, respectively, $19.2 million for the Successor period from September 23, 2013 to December 31, 2013, and $13.3 million for the Predecessor period from January 1, 2013 to September 22, 2013.

        Estimated amortization expense related to finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2016	$45,497
2017	35,782
2018	31,412
2019	25,927
2020	24,632
2021 and thereafter	252,678

Total	$415,928

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(8) Accrued Expenses and Other Current Liabilities

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Compensation, including bonuses, fringe benefits and payroll taxes	$77,650	$72,743
Other	36,093	37,635
Interest	6,150	6,166

Total accrued expenses and other liabilities	$119,893	$116,544

(9) Current Borrowings and Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
Term loans, first lien	$689,000	$729,000
Senior notes	225,000	225,000

	914,000	954,000
Less debt issuance costs and discount	(24,486)	(29,556)

Total long-term debt, net	$889,514	$924,444

        Principal payments on long-term debt are due as follows (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	689,000
2021 and thereafter	225,000

Total	$914,000

        In September 2013, the Company entered into a new credit agreement, or the 2013 Credit Agreement, with a syndicate of banks led by UBS for an aggregate principal amount of $825.0 million of first lien term loan and a $125.0 million revolving line of credit, or the Senior Secured Credit Facility. Due to the Merger, on September 23, 2013, the Predecessor Company terminated its old credit facility dated December 10, 2012. In September 2013, the Company also issued $375.0 million in senior notes, or Senior Notes. The proceeds from the 2013 Credit Agreement and the Senior Notes issuances were used in conjunction with the acquisition by KKR, to fund the acquisition of RPS, repay existing debt, and pay for fees and expenses related to the aforementioned events. The Company paid an $8.3 million debt discount in connection with the first lien term loans.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(9) Current Borrowings and Long-Term Debt (Continued)

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

        As collateral for borrowings under the 2013 Credit Agreement, the Company granted a pledge on primarily all of its assets, and the stock of designated subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA ratios. The 2013 Credit Agreement also contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. After giving effect to the applicable restrictions on the payment of dividends under the 2013 Credit Agreement, subject to compliance with applicable law, as of December 31, 2015, there was approximately $3.0 million free of restriction, which was available for the payment of dividends. The Company does not expect to pay dividends in the foreseeable future. As of December 31, 2014, the Company was in an accumulated deficit position; as such, there were no amounts free of restrictions to make cash dividends or stock repurchases. The Company does not expect these covenants to restrict its liquidity, financial condition or access to capital resources in the foreseeable future. The 2013 Credit Agreement also contains customary representations, warranties, affirmative covenants, and events of default.

  Term Loans

        The first lien term loan is a floating rate term loan with scheduled, fixed quarterly principal payments of 0.25% of the original principal balance through September 2020. The voluntary prepayments made during 2014, using proceeds from the IPO, fully satisfy all required quarterly principal payments through maturity. The variable interest rate is based on the LIBOR, with a 1.0% LIBOR floor, plus an applicable margin of 3.5%. The applicable margin is dependent upon the Company's debt to consolidated EBITDA ratio as defined in the 2013 Credit Agreement. The 2013 Credit Agreement requires us to prepay outstanding term loans, subject to certain exceptions, with 50% of our annual Excess Cash Flow, which percentage will be reduced to 25% if PRA achieves a debt-to-EBITDA ratio of less than or equal to 3.75 to 1.0, but greater than 3.25 to 1.0 on the date of

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(9) Current Borrowings and Long-Term Debt (Continued)

prepayment for the most recent test period and no prepayment will be required if PRA achieves a debt-to-EBITDA ratio of less than or equal to 3.25 to 1.0 on the date of prepayment for the most recent test period, commencing in 2014.

        The Company has the option of 1, 2, 3 or 6 month base interest rates. As of December 31, 2015 and 2014, the weighted average interest rate on the first lien term loan was 4.5%. There are no prepayment penalties.

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

  Revolving Credit Facilities

        The Company's Senior Secured Credit Facility provides for $125.0 million of potential borrowings and expires on September 23, 2018. The interest rate on the Senior Secured Credit Facility is based on the LIBOR plus an applicable rate, based on the leverage ratio of the Company. The Company, at its discretion, may choose interest periods of 1, 2, 3 or 6 months. In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the revolver, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio. At December 31, 2015 and 2014, the Company had no outstanding borrowings under the Senior Secured Credit Facility. In addition, at December 31, 2015 and 2014, the Company had $4.4 million and $5.1 million, respectively, in letters of credit outstanding, which are secured by the Senior Secured Credit Facility.

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

        On November 18, 2014, the Company repaid $150.0 million in principal and a $14.3 million prepayment penalty using proceeds from the Company's IPO. In accordance with the guidance in ASC 470-50, "Debt—Modifications and Extinguishments," the debt repayment was accounted for as a

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(9) Current Borrowings and Long-Term Debt (Continued)

partial debt extinguishment. The repayment also resulted in the write-off of $4.6 million in unamortized debt issuance costs, which is included in loss on modification or extinguishment of debt in the consolidated statement of operations during the year ended December 31, 2014.

  Fair Value of Debt

        The estimated fair value of borrowings under credit facilities and long-term debt was $924.9 million and $966.0 million at December 31, 2015 and 2014, respectively. The fair value of the Senior Notes, which totaled $246.2 million and $246.1 million at December 31, 2015 and 2014, respectively, was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions. The fair value of the term loans and borrowings under credit facilities, which totaled $678.7 million and $719.9 million at December 31, 2015 and 2014, respectively, was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(10) Stockholders' Equity—Successor

  Authorized Shares

        The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

(11) Stockholders' Equity—Predecessor

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

(12) Stock-Based Compensation

  Predecessor

        Under the Predecessor Company's stock option and incentive award plan, stock option compensation cost was calculated under the fair value approach and was recognized on a pro-rata basis over the vesting period of the stock options (usually four years). Most stock option grants were subject to graded vesting as services were rendered and had a contractual life of ten years.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(12) Stock-Based Compensation (Continued)

        Under the Predecessor Company's stock option and incentive award plan, all options vested in full upon a change in control. As a result of the Merger, $8.6 million of stock-based compensation expense was recorded in the Predecessor period from January 1, 2013 to September 22, 2013 due to the accelerated vesting of unvested options. Additionally, as a result of the Merger, 4,265,931 of the options outstanding at September 22, 2013 were settled.

        As stated in Note 11, during February 2013, the Predecessor Company paid a $2.83 per share dividend to all stockholders and made a related payment to holders of vested service-based options. This transaction represented an equity restructuring under ASC 718. The decision to provide cash payments to option holders to prevent the stockholder dividend from being dilutive to such option holders represented a modification of the options. The compensation expense associated with the modification was determined by calculating the change in the stock options' value immediately before and after the modification, plus any other consideration received by the option holders. Such expense was $14.9 million during the Predecessor period from January 1, 2013 to September 22, 2013.

        Options with performance and market conditions were modified by adjusting the exercise prices noted in the agreements downward to compensate for the dividend payment. This resulted in an additional $0.9 million of compensation expense being recorded for options with a market condition during the Predecessor period from January 1, 2013 to September 22, 2013.

        Stock-based compensation expenses related to employee stock options totaled $24.6 million during the Predecessor period from January 1, 2013 to September 22, 2013; $1.0 million was included direct costs and the remaining $23.6 million was included in selling, general and administrative in the consolidated statements of operations. The weighted-average fair value of service-based options granted during the Predecessor period from January 1, 2013 to September 22, 2013 was $4.55. The total fair value of options vested during the Predecessor period from January 1, 2013 to September 22, 2013 was $7.1 million.

  Successor

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

        On November 23, 2014 and in connection with the Company's IPO, the Board of Directors approved the formation of the 2014 Omnibus Plan for Key Employees, or the 2014 Omnibus Plan. The 2014 Omnibus Plan allows for the issuance of stock options, stock appreciation rights, restricted shares and restricted stock units, other stock-based awards, and performance compensation awards as

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(12) Stock-Based Compensation (Continued)

permitted by applicable laws. The number of shares available for grant under the 2014 Omnibus Plan is 3,200,000.

        Generally, the Company grants stock options with exercise prices greater than or equal to the fair market value of the Company's common stock on the date of grant. The stock option compensation cost calculated under the fair value approach is recognized on a pro-rata basis over the vesting period of the stock options (usually five years under the Plan and four years under the 2014 Omnibus Plan). Most stock option grants are subject to graded vesting as services are rendered and have a contractual life of ten years.

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

        As of December 31, 2015, there was $16.8 million of unrecognized compensation cost related to unvested stock-based compensation, which is to be expected to be recognized over a weighted average period of 3 years. The total fair value of shares vested during the years ended December 31, 2015 and 2014 was $3.1 million and $2.8 million, respectively. There were no shares that vested during the Successor period from September 23, 2013 to December 31, 2013.

        Aggregated information regarding the Company's option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual	Intrinsic Value (in millions)
Outstanding at December 31, 2014	6,961,796	$9.40	7.6	$103.1

Granted	705,500	$29.71
Exercised	(307,456)	5.70
Expired/forfeited	(520,711)	13.00

Outstanding at December 31, 2015	6,839,129	$11.39	6.8	$231.7

Exercisable at December 31, 2015	2,810,972	$6.14	4.8	$110.0

        The weighted-average fair value of service-based options granted was $10.87 and $6.71 during the years ended December 31, 2015 and 2014, respectively, and $5.04 during the Successor period from September 23, 2013 to December 31, 2013.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(12) Stock-Based Compensation (Continued)

        Selected information regarding the Company's stock options as of December 31, 2015 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Wtd Average Remaining Life (in Years)	Wtd. Average Exercise Price	Number of Options	Wtd. Average Remaining Life (in Years)	Wtd. Average Exercise Price
$2.94	1,810,797	3.1	$2.94	1,810,797	3.1	$2.94
$11.73	4,129,909	7.9	$11.73	957,544	7.9	$11.73
$16.42	192,923	7.8	$16.42	42,631	5.2	$16.42
$25.35 - 43.76	705,500	9.3	$29.71	—	—	—

  Restricted Stock Awards and Units

        The Company's RSAs/RSUs will settle in shares of the Company's common stock on the applicable vesting date. RSAs/RSUs granted to employees vest 100% on the third anniversary of the date of grant. RSAs/RSUs granted to our non-employee directors vest 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.

        Activity related to the Company's RSAs/RSUs in 2015 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2014	5,556	$20.35	$—

Granted	141,206	28.63
Vested	(2,778)	18.00

Unvested at December 31, 2015	143,984	$28.42	$6.5

        Stock-based compensation expense related to employee stock options and RSAs/RSUs for all successor periods is summarized below (in thousands):

	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013
Direct costs	$1,218	$752	$—
Selling, general and administrative	4,058	2,715	132

Total stock-based compensation expense	$5,276	$3,467	$132

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(13) Income Taxes

        The components of income (loss) before income taxes and equity in losses of unconsolidated joint ventures are as follows (in thousands):

	Successor			Predecessor
	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
Domestic	$(23,400)	$(92,040)	$(71,354)	$(105,728)
Foreign	138,565	50,188	14,846	35,862

	$115,165	$(41,852)	$(56,508)	$(69,866)

        The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Successor			Predecessor
	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
Current:
Federal	$1,132	$—	$(141)	$372
State	1,507	(617)	230	37
Foreign	30,584	24,431	4,498	6,526

Total current income tax expense	33,223	23,814	4,587	6,935

Deferred:
Federal	(1,349)	(22,002)	(19,788)	(26,776)
State	1,564	(1,867)	(3,222)	(2,368)
Foreign	(3,434)	(8,099)	1,237	130

Total deferred income tax benefit	(3,219)	(31,968)	(21,773)	(29,014)

Total income tax expense (benefit)	$30,004	$(8,154)	$(17,186)	$(22,079)

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(13) Income Taxes (Continued)

        Income taxes computed at the statutory U.S. federal income tax rate of 35.0% are reconciled to the benefit from income taxes as follows:

	Successor			Predecessor
	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0%	5.5%	3.6%	2.0%
Tax on foreign earnings:
Foreign rate differential	(13.6)%	4.3%	(0.5)%	6.6%
Foreign earnings taxed in the U.S.	7.3%	(10.9)%	(2.5)%	(3.0)%
Non-U.S. research and development credit	(4.4)%	3.8%	(0.4)%	1.0%
Stock-based compensation	0.2%	(0.8)%	0.0%	(2.8)%
Transaction costs	0.0%	0.0%	(5.6)%	(7.1)%
Change in liability for uncertain tax positions	(0.6)%	(14.6)%	0.5%	0.2%
Nondeductible expenses	0.3%	(2.0)%	(0.2)%	(0.2)%
Other	(0.1)%	(0.8)%	0.4%	(0.2)%

Effective income tax rate	26.1%	19.5%	30.3%	31.5%

        Components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$48,689	$86,027
Accruals and reserves	13,002	12,589
Equity based compensation	8,418	7,035
Prepaid expenses and other	18,311	9,825
Deferred and unbilled revenue	29,560	12,965
Tax credits	3,680	2,234

	121,660	130,675
Valuation allowance	(23,205)	(16,142)

Deferred tax assets	98,455	114,533

Identified intangibles	(164,645)	(185,540)
Depreciable, amortizable and other property	(12,432)	(13,616)

Deferred tax liabilities	(177,077)	(199,156)

Total deferred tax liability	$(78,622)	$(84,623)

Current deferred tax asset	$—	$20,768
Long-term deferred tax asset	$3,069	$—
Long-term deferred tax liability	$(81,691)	$(105,391)

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(13) Income Taxes (Continued)

        The Company's foreign subsidiaries are taxed separately in their respective jurisdictions. As of December 31, 2015, the Company has cumulative foreign net operating loss carryforwards of approximately $10.3 million. In addition, the Company has federal net operating losses of approximately $122.8 million. The Company also has cumulative state net operating loss carryforwards of approximately $239.0 million.

        The carryforward periods for the Company's net operating losses vary from five years to an indefinite number of years depending on the jurisdiction. The Company's ability to offset future taxable income with net operating loss carryforwards may be limited in certain instances, including changes in ownership.

        The Company also has federal and state income tax credit carryforwards available to potentially offset future federal and state income tax of $2.1 million and $1.5 million, respectively. The federal credits are indefinitely-lived. The state credits begin expiring in seven year. The Company has provided a partial valuation allowance against the benefits of these credits.

        In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax-planning strategies. The valuation allowance at December 31, 2015 relates to the U.S. net federal deferred tax asset (including the federal net operating loss), certain foreign net operating losses, state net operating losses and state tax credit carryforwards. Based upon the available evidence, the Company has concluded that it is not more likely than not that a certain portion of these net deferred tax assets will be realized. If the Company determines at some point in the future that utilization of these deferred tax assets becomes more likely than not, the Company will reduce the valuation allowance accordingly at that time.

        A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below (in thousands):

	Successor			Predecessor
	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
Beginning balance	$16,207	$11,284	$—	$9,212
Positions acquired	—	—	10,800	—
Additions based on tax positions related to current year	1,333	5,221	462	620
Additions for income tax positions of prior years	95	1,559	—	—
Impact of changes in exchange rates	(594)	(1,005)	22	63
Settlements with tax authorities	—	—	—	(293)
Reductions for income tax positions for prior years	(4,308)	(452)	—	(542)
Reductions due to lapse of applicable statute of limitations	(1,004)	(400)	—	(466)

Ending balance	$11,729	$16,207	$11,284	$8,594

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(13) Income Taxes (Continued)

        As of December 31, 2015, 2014, and 2013, the total gross unrecognized tax benefits were $11.7 million, $16.2 million, and $11.3 million, respectively. As of December 31, 2015, the total amount of gross unrecognized tax benefits which, if recognized, would impact the Company's effective tax rate is $7.7 million. The Company anticipates changes in total unrecognized tax benefits due to the expiration of statute of limitations within the next 12 months. Specifically, adjustments related to transfer pricing and foreign tax exposures are expected to be resolved in various jurisdictions. A reasonable estimate of the change in the total gross unrecognized tax benefit expected to be recognized as a result is $0.9 million as of the balance sheet date.

        The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. The Company recorded a decrease of $0.1 million and an increase of $0.1 million during the years ended December 31, 2015 and 2014, respectively, $0.1 million increase during the Successor period from September 23, 2013 to December 31, 2013, and $0.1 million increase during the Predecessor period from January 1, 2013 to September 22. As of December 31, 2015, the Company has a total of $2.3 million recognized on uncertain tax positions. To the extent interest and penalties are not incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction in income tax expense.

        The Company has analyzed filing positions in all of the significant federal, state and foreign jurisdictions where the Company is required to file income tax returns. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2007 through 2014 tax years.

        The Company has concluded that a portion of the undistributed earnings of its foreign subsidiaries related to certain previously taxed income and certain Russian earnings are not indefinitely reinvested. With respect to the previously taxed income, as of December 31, 2015 and December 31, 2014, there is no liability recorded for the effect of repatriating those foreign earnings due to the movement in foreign exchange rates which would cause a foreign exchange loss if the previously taxed income were distributed. As of December 31, 2015 the Company recorded a deferred tax liability in the amount of $0.3 million on Russian earnings of $3.4 million for which there is not an indefinite reinvestment assertion. For the remaining undistributed earnings of $236.7 million, $186.1 million, and $171.9 million as of December 31, 2015, 2014, and 2013, respectively, the Company has concluded that these earnings would be permanently reinvested in the local jurisdictions and not repatriated to the United States. Accordingly, the Company has not provided for U.S. federal and foreign withholding taxes on those undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the amount that might be payable if some or all of such earnings were to be remitted. The amount of the tax liability that would result from a repatriation is impracticable to calculate given the uncertainty as to which repatriation structure would be used should the Company change its assertion and repatriate foreign earnings. Furthermore, given the uncertainty as to the repatriation structure, the Company cannot analyze the availability and amount of foreign tax credits that might be available. These earnings will provide the Company with the opportunity to continue to expand the Company's global footprint and fund the working capital needs of the Company's foreign locations for future growth.

        In 2015, the Company increased its valuation allowance $7.1 million to $23.2 million at December 31, 2015 from $16.1 million at December 31, 2014. The valuation allowance is primarily

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(13) Income Taxes (Continued)

related to U.S. federal loss carryforwards, state loss carryforwards, state credit carryforwards, and loss carryforwards in various jurisdictions.

(14) Commitments and Contingencies

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

        Rent expense under operating leases, net of sublease rental income, was $30.1 million and $33.4 million for the years ended December 31, 2015 and 2014, respectively, $7.4 million for the Successor period from September 23, 2013 to December 31, 2013, and $16.8 million for the Predecessor period from January 1, 2013 to September 22, 2013.

        Future minimum lease commitments on non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Leases	Sublease Rental Income	Net Total
2016	$35,756	$(377)	$35,379
2017	30,543	(342)	30,201
2018	27,027	(132)	26,895
2019	23,953	(113)	23,840
2020	22,859	(113)	22,746
2021 and thereafter	120,743	(150)	120,593

Total	$260,881	$(1,227)	$259,654

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

DECEMBER 31, 2015

(14) Commitments and Contingencies (Continued)

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

        The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $3.9 million at December 31, 2015, given it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $3.9 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated balance sheet. During June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is settled.

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

        The Company's retentions and deductibles associated with these insurance policies range up to a maximum of $0.5 million.

  Employee Health Insurance

        The Company is self-insured for health insurance for employees within the United States. The Company maintains stop-loss insurance on a "claims made" basis for expenses in excess of $0.3 million per member per year. As of December 31, 2015 and 2014, the Company maintained a reserve of approximately $3.6 million and $3.2 million, respectively, included in accrued expense and other current liabilities on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

(15) Employee Benefit Plans

        Defined contribution or profit sharing style plans are offered in Australia, Belgium, Germany, Hong Kong, India, Israel, the Netherlands, New Zealand, the Philippines, South Africa, Spain, Sweden, Thailand, and the United Kingdom. In some cases these plans are required by local laws or regulations.

        The Company maintains a 401(k) Plan in the United States, which covers substantially all employees of its U.S. subsidiaries. The Company matches 50% of each participant's voluntary contributions, subject to a maximum contribution of 6% of the participant's compensation. The employer contributions to the 401(k) Plan were approximately $6.6 million and $4.4 million for the

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(15) Employee Benefit Plans (Continued)

years ended December 31, 2015 and 2014, respectively, $1.0 million for the Successor period from September 23, 2013 to December 31, 2013, and $2.7 million for the Predecessor period from January 1, 2013 to September 22, 2013.

(16) Derivatives

        The Company is exposed to certain risks relating to our ongoing business operations. The primary risk that the Company seeks to manage by using derivative instruments is interest rate risk. Accordingly, the Company has instituted interest rate hedging programs that are accounted for in accordance with ASC 815, "Derivatives and Hedging." The interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. The Company swaps the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The Company also employed an interest rate cap that would have compensated the Company if variable interest rates had risen above a pre-determined rate. The Company's interest rate contracts are designated as hedging instruments.

        On October 2, 2013, the Company entered into interest rate swap agreements with an aggregate notional principal amount of $620.0 million. The interest rate swaps were set to begin on September 23, 2015. The interest rate swaps were to be used to hedge the variable rate of the Company's Senior Secured Credit Facility. The interest rate swaps had maturity dates ranging from one to five years. During the third quarter of 2015, the Company paid $32.9 million to terminate the Company's interest rate swaps with an aggregate notional principal amount of $620.0 million. Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps, totaling $29.6 million, will be reclassified into earnings over the term of the previously hedged borrowing using the swaplet method. For the terminated swaps, the Company reclassified $0.7 million previously recorded in accumulated other comprehensive loss into interest expense during the year ended December 31, 2015.

        In addition, on October 2, 2013 the Company also entered into an interest rate cap with an aggregate notional principal amount of $800.0 million. The interest rate cap began on September 23, 2014. The interest rate cap was used to hedge the variable rate of the Company's Senior Secured Credit Facility to the extent that the LIBOR rises above 4.00%. During the third quarter of 2015, the Company's interest rate cap with a notional principal amount of $800.0 million expired.

        Subsequent to the termination of all existing interest rate swaps, the Company entered into a new interest rate swap agreement with a notional principal amount of $250.0 million and a fixed three month LIBOR rate of 1.48%. The interest rate swap began on September 23, 2015 and will mature on September 23, 2018. The interest rate swap is being used to hedge the Company's variable rate debt.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(16) Derivatives (Continued)

        The following table presents the notional amounts and fair values (determined using level 2 inputs) of our derivatives as of December 31, 2015 and 2014 (in thousands):

		December 31, 2015		December 31, 2014
	Balance Sheet Classification	Notional amount	Asset/ (Liability)	Notional amount	Asset/ (Liability)
Derivatives in an asset position:
	Other assets	$250,000	$28	$—	$—
Derivatives in a liability position:
Interest rate contracts	Other long-term liabilities	—	—	1,420,000	(19,446)

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

        During 2014, due to the debt repayments made in conjunction with the Company's IPO and related changes to forecasted voluntary debt repayments in future periods, the Company determined interest rate swaps with a notional principal amount of $47.5 million no longer qualified for hedge accounting and interest rate swaps with a notional principal amount of $297.5 million experienced ineffectiveness. During 2015, the Company further revised its forecasted voluntary debt repayments in future periods; as a result of the change in expected future cash flows, an interest rate swap with a notional principal amount of $17.5 million experienced ineffectiveness. This also caused interest rate swaps with a notional principal amount of $40.0 million, which experienced ineffectiveness during 2014, to no longer qualify for hedge accounting. All of abovementioned interest rate swaps were terminated during the third quarter of 2015.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(16) Derivatives (Continued)

        The table below presents the effect of our derivatives on the consolidated statements of operations and comprehensive income (loss) (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	December 31, 2015	December 31, 2014	September 23, 2013 - December 31, 2013
Amount of pretax (loss) gain recognized in other comprehensive income (loss) on derivatives	$(11,851)	$(20,976)	$3,081
Amount of loss recognized in other (expense) income, net on derivatives (ineffective portion)	(444)	(1,275)	—
Amount of loss recognized in other (expense) income, net on derivatives (no longer qualify for hedge accounting)	(1,137)	(453)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(908)	(3)	—

        We had no derivative financial instruments in the Predecessor periods. The Company expects that $4.7 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(17) Accumulated Other Comprehensive (Loss) Income

        Below is a summary of the components of accumulated other comprehensive (loss) income (in thousand):

	Foreign Currency Translation	Derivative Instruments	Total
Predecessor
Balance at December 31, 2012	$2,176	$—	$2,176
Other comprehensive income before reclassifications	2,454	—	2,454

Balance at September 22, 2013	$4,630	$—	$4,630

Successor
Balance at September 23, 2013	$—	$—	$—
Other comprehensive income before reclassifications, net of tax	15,061	1,808	16,869

Balance at December 31, 2013	$15,061	$1,808	$16,869

Other comprehensive loss before reclassifications, net of tax	$(68,700)	$(17,681)	$(86,381)
Reclassification adjustments, net of tax	—	3	3

Balance at December 31, 2014	$(53,639)	$(15,870)	$(69,509)

Other comprehensive loss before reclassifications, net of tax	$(52,433)	$(11,273)	$(63,706)
Reclassification adjustments, net of tax	—	908	908

Balance at December 31, 2015	$(106,072)	$(26,235)	$(132,307)

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(18) Net Income (Loss) Per Share

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

        The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Successor			Predecessor
			September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
	December 31, 2015	December 31, 2014

Basic weighted average common shares outstanding	59,965	42,897	39,337	39,643
Effect of dilutive stock options and RSAs/RSUs	3,242	—	—	—

Diluted weighted average common shares outstanding	63,207	42,897	39,337	39,643
Anti-dilutive shares	115	1,223	1,393	1,904

        The anti-dilutive shares disclosed above were calculated using the treasury stock method. During the year ended December 31, 2015, the anti-dilutive shares were due to the assumed exercise price and average unamortized compensation expense exceeding the average market price of the Company's common stock during the period. As the Company was in a net loss position during the year ended December 31, 2014, the Successor period from September 23, 2013 to December 31, 2013, and the Predecessor period from January 1, 2013 to September 22, 2013, all options and RSAs outstanding (as disclosed in Note 12) would be anti-dilutive.

(19) Related Party Transactions

        KKR, the majority stockholder of the Company, was a participant in the syndicate of lenders that provided financing under the 2013 Credit Agreement. For further discussion of the 2013 Credit Agreement transaction, see Note 9. KKR contributed $28.0 million of the $887.8 million of first lien term debt issued under the 2013 Credit Agreement, which makes up approximately 3% of the Credit Agreement. Based on the limited contribution of KKR in the 2013 Credit Agreement, the Company represents that the 2013 Credit Agreement was arranged at an arm's length basis. KKR and UBS were the underwriters of the Incremental Term Loan Borrowing for $32.5 million each. The Company paid KKR underwriter fees and transaction fees of $0.7 million and $0.9 million, respectively, during the Successor period from September 23, 2013 to December 31, 2013. At December 31, 2015 and December 31, 2014, KKR held $14.7 million and $0.8 million in first lien term debt, respectively.

        The Company incurred $21.9 million in merger and debt issuance-related expenses from KKR for the Successor period from September 23, 2013 to December 31, 2013 and $26.0 million in transaction and advisory fees from Genstar for the Predecessor period from January 1, 2013 to September 22, 2013. Approximately $7.0 million of the fees paid to KKR have been capitalized as debt issuance costs

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(19) Related Party Transactions (Continued)

and will be amortized to interest expense using the effective interest method over the lives of the related loans.

        In connection with the Merger, the Company entered into a monitoring agreement with KKR pursuant to which KKR provided management services to the Company and its affiliates. The monitoring agreement provided a termination fee based on the net present value of future payment obligations under the monitoring agreement, under certain circumstances in which the monitoring agreement was terminated by us. In connection with the IPO, the Company paid a termination fee of $11.9 million during the year ended December 31, 2014, and therefore, no management fees to KKR were incurred subsequent to the IPO. Prior to the termination of the monitoring agreement, the Company paid management fees of $1.6 million for the year ended December 31, 2014, and $0.6 million during the Successor period of September 23, 2013 to December 31, 2013. The Company also paid management fees of $1.5 million to Genstar during the Predecessor period of January 1, 2013 to September 22, 2013. Also, in connection with the IPO, the Company paid an underwriting discount and commission of $4.0 million to affiliates of KKR.

        The Company also entered into a joint venture with an affiliate of KKR during 2015. For further discussion on the related party transaction, refer to Note 4.

(20) Supplemental Cash Flow Information

        The following table presents the Company's supplemental cash flow information (in thousands):

	Successor			Predecessor
			September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
	December 31, 2015	December 31, 2014

Cash paid during the period for:
Income taxes, net of refunds	$17,148	$6,778	$2,717	$1,639
Interest	54,632	80,699	12,735	31,954
Non-cash investing and financing activities:
Issuance of common stock for the acquisition of Value Health Solutions, Inc.	1,582	—	—	—
Dividends declared but not paid	—	—	—	2,506
Rollover of stock options and common shares	—	—	19,877	—
IPO cost incurred but not paid	—	525	—	—
Accrued fixed assets purchases	2,733	1,644	—	—
Cashless exercises of stock options	1,672	—	—	—

(21) Operations by Geographic Area

        The table below presents certain enterprise-wide information about the Company's operations by geographic area for the years ended December 31, 2015 and 2014, and the periods from September 23, 2013 to December 31, 2013, and January 1, 2013 to September 22, 2013. The Company attributes revenues to geographical locations based upon where the services are performed.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(21) Operations by Geographic Area (Continued)

        The Company's operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in thousands):

	Successor			Predecessor
			September 23, 2013 - December 31, 2013	January 1, 2013 - September 22, 2013
	December 31, 2015	December 31, 2014

Service revenue:
Americas:
United States	$898,637	$822,220	$190,698	$270,860
Other	32,802	28,925	14,295	—

Americas	931,439	851,145	204,993	270,860
Europe, Africa, and Asia-Pacific
United Kingdom	364,476	313,535	80,963	185,033
Netherlands	57,739	67,208	20,386	46,591
Other	22,193	34,708	18,020	6,055

Europe, Africa, and Asia-Pacific	444,408	415,451	119,369	237,679
Total service revenue	1,375,847	1,266,596	324,362	508,539
Reimbursement revenues	238,036	192,990	54,854	103,531

Total revenue	$1,613,883	$1,459,586	$379,216	$612,070

	December 31,
	2015	2014
Long-lived assets:
Americas:
United States	$54,058	$46,872
Other	889	1,504

Americas	54,947	48,376
Europe, Africa, and Asia-Pacific
United Kingdom	4,773	5,721
Netherlands	10,850	7,602
Other	10,121	11,234

Europe, Africa, and Asia-Pacific	25,744	24,557

Total long-lived assets	$80,691	$72,933

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(22) Quarterly Financial Data (unaudited)

        The following table summarizes the Company's unaudited quarterly results of operations (in thousands, except per share data:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$331,968	$336,518	$345,096	$362,265
Reimbursement revenue	56,610	56,330	58,414	66,682

Total revenue	388,578	392,848	403,510	428,947

Income from operations	32,937	38,321	49,179	43,861
Provision for income taxes	8,022	5,623	10,696	5,663
Income before equity in (losses) income of unconsolidated joint ventures	18,124	13,220	25,978	27,839
Equity in (losses) income of unconsolidated joint ventures	(937)	(805)	(2,319)	665
Net income	17,187	12,415	23,659	28,504
Comprehensive (loss) income	$(29,391)	$44,470	$(4,086)	$7,974

Basic earnings per share(1)	$0.29	$0.21	$0.39	$0.47

Diluted earnings per share(1)	$0.27	$0.20	$0.37	$0.45

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$311,352	$311,422	$320,063	$323,759
Reimbursement revenue	43,388	46,123	57,274	46,205

Total revenue	354,740	357,545	377,337	369,964

Income from operations	10,724	17,434	16,974	11,707
(Benefit from) provision for income taxes	(6,333)	(5,186)	4,899	(1,534)
(Loss) income before equity in losses of unconsolidated joint ventures	(9,864)	(3,699)	1,649	(21,784)
Equity in losses of unconsolidated joint ventures	(177)	(357)	(474)	(1,036)
Net (loss) income	(10,041)	(4,056)	1,175	(22,820)
Comprehensive (loss) income	$(12,394)	$5,327	$(46,001)	$(69,052)

Basic (losses) earnings per share(1)	$(0.25)	$(0.10)	$0.03	$(0.45)

Diluted (losses) earnings per share(1)	$(0.25)	$(0.10)	$0.03	$(0.45)

(1)
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(23) Subsequent Events (unaudited)

        On February 18, 2016, the Company commenced an offer to purchase up to $75 million aggregate principal amount of its Senior Notes at a price of $1,130 per $1,000 principal amount for Senior Notes tendered on or prior to 5:00 p.m. on March 2, 2016 (such date and time, as may be extended, the "Early Tender Time") and accepted for purchase or $1,080 per $1,000 principal amount for Senior Notes tendered after the Early Tender Time and accepted for purchase, in each case plus accrued and unpaid interest to, but not including, the settlement date for the tender offer. At the commencement of the offer to purchase, the aggregate principal amount of the Senior Notes outstanding was $225 million. It is anticipated that the settlement date will be March 17, 2016.

        The offer to purchase is subject to the satisfaction of certain conditions. If any of the conditions are not satisfied, the Company is not obligated to accept for payment, purchase or pay for, and may delay the acceptance for payment of, any tendered Senior Notes, in each event subject to applicable laws, and may terminate the offer to purchase. The offer to purchase is not conditioned on the tender of a minimum principal amount of Senior Notes. The Company is not soliciting consents from holders of Senior Notes in connection with the offer to purchase.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain "disclosure controls and procedures," which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company's controls and other procedures that provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

        Our management's report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Annual Meeting Date

        The Board of Directors of the company has fixed the date of the 2016 Annual Meeting of Stockholders for June 1, 2016.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be included in our definitive proxy statement (or the "2016 Proxy Statement") to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be included in our 2016 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be included in our 2016 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be included in our 2016 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be included in our 2016 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 25, 2016 by the undersigned, thereunto duly authorized.

PRA HEALTH SCIENCES, INC.
By:	/s/ LINDA BADDOUR
	Name:	Linda Baddour
	Title:	Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

Signature	Capacity

/s/ COLIN SHANNON Colin Shannon	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ LINDA BADDOUR Linda Baddour	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JEFFREY T. BARBER Jeffrey T. Barber	Director
/s/ MAX C. LIN Max C. Lin	Director
/s/ JAMES C. MOMTAZEE James C. Momtazee	Director
/s/ ALI J. SATVAT Ali J. Satvat	Director
/s/ MATTHEW P. YOUNG Matthew P. Young	Director
/s/ LINDA S. GRAIS Linda S. Grais	Director

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation of PRA Health Sciences, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 18, 2014 (No. 001-36732))
3.2		Amended and Restated Bylaws of PRA Health Sciences, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 18, 2014 (No. 001-36732))
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
101
The following financial information from PRA Health Sciences, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, and the periods September 23, 2013 to December 31, 2013 and January 1, 2013 to September 22, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, and the periods September 23, 2013 to December 31, 2013 and January 1, 2013 to September 22, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and the periods September 23, 2013 to December 31, 2013 and January 1, 2013 to September 22, 2013, and (v) Notes to Consolidated Financial Statements

*
Filed herewith.

**
This document has been identified as a management contract or compensatory plan or arrangement.