Form 10-Q
period 2016-03-31
PRA Health Sciences, Inc.
filed 2016-04-28
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	60,555,119 shares outstanding as of April 22, 2016

PRA HEALTH SCIENCES, INC.

FORM 10-Q

FOR QUARTER PERIOD ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$97,644	$121,065
Restricted cash	5,432	5,060
Accounts receivable and unbilled services, net	420,137	415,077
Other current assets	35,833	32,574
Total current assets	559,046	573,776
Fixed assets, net	83,143	80,691
Goodwill	1,010,819	1,014,798
Intangible assets, net	526,180	533,938
Other assets	26,523	25,540
Total assets	$2,205,711	$2,228,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,853	$57,096
Accrued expenses and other current liabilities	139,060	139,155
Advanced billings	323,936	333,729
Total current liabilities	518,849	529,980
Long-term debt, net	880,583	889,514
Other long-term liabilities	97,442	106,527
Total liabilities	1,496,874	1,526,021
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized shares at March 31, 2016 and December 31, 2015; 60,505,981 and 60,245,009 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	605	602
Additional paid-in capital	856,710	828,347
Accumulated other comprehensive loss	(138,589)	(132,307)
(Accumulated deficit) retained earnings	(9,889)	6,080
Total stockholders’ equity	708,837	702,722
Total liabilities and stockholders’ equity	$2,205,711	$2,228,743

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Service revenue	$372,320	$331,968
Reimbursement revenue	57,903	56,610
Total revenue	430,223	388,578
Operating expenses:
Direct costs	243,487	218,961
Reimbursable out-of-pocket costs	57,903	56,610
Selling, general and administrative	63,990	60,835
Transaction-related costs	28,916	—
Depreciation and amortization	16,953	19,235
Loss on disposal of fixed assets	28	—
Income from operations	18,946	32,937
Interest expense, net	(15,366)	(15,393)
Loss on extinguishment of debt	(21,485)	—
Foreign currency (losses) gains, net	(2,790)	9,066
Other expense, net	—	(464)
(Loss) income before income taxes and equity in losses of unconsolidated joint ventures	(20,695)	26,146
(Benefit from) provision for income taxes	(5,264)	8,022
(Loss) income before equity in losses of unconsolidated joint ventures	(15,431)	18,124
Equity in losses of unconsolidated joint ventures, net of tax	(538)	(937)
Net (loss) income	$(15,969)	$17,187
Net (loss) income per share attributable to common stockholders:
Basic	$(0.27)	$0.29
Diluted	$(0.27)	$0.27
Weighted average common shares outstanding:
Basic	60,199	59,815
Diluted	60,199	62,777

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(15,969)	$17,187
Other comprehensive loss:
Foreign currency translation adjustments	(5,539)	(40,357)
Unrealized losses on derivative instruments, net of income tax expense (benefit) of $0 and ($700)	(1,642)	(6,238)
Reclassification adjustments:
Losses on derivatives included in net (loss) income, net of income taxes of $0 and $0	899	17
Comprehensive loss	$(22,251)	$(29,391)

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(15,969)	$17,187
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,953	19,235
Amortization of debt issuance costs and discount	1,195	1,649
Amortization of terminated interest rate swaps	899	—
Stock-based compensation	1,504	775
Non-cash transaction-related costs	26,827	—
Unrealized foreign currency losses (gains)	3,888	(11,375)
Loss on extinguishment of debt	3,661	—
Deferred income taxes	(13,820)	(1,753)
Other reconciling items	567	2,538
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and advanced billings	(17,384)	(49,429)
Other operating assets and liabilities	(5,617)	24,579
Net cash provided by operating activities	2,704	3,406
Cash flows from investing activities:
Purchase of fixed assets	(8,138)	(7,610)
Cash paid for interest on interest rate swap	(302)	—
Acquisition of Nextrials, Inc., net of cash acquired	(4,647)	—
Net cash used in investing activities	(13,087)	(7,610)
Cash flows from financing activities:
Proceeds from accounts receivable financing agreement	120,000	—
Repayment of senior notes	(133,559)	—
Repayment of term debt	—	(15,000)
Borrowings on line of credit	110,000	—
Repayments on line of credit	(110,000)	—
Payment of common stock issuance costs	—	(525)
Proceeds from stock option exercises	40	14
Net cash used in financing activities	(13,519)	(15,511)
Effects of foreign exchange changes on cash and cash equivalents	481	(1,474)
Change in cash and cash equivalents	(23,421)	(21,189)
Cash and cash equivalents, beginning of period	121,065	85,192
Cash and cash equivalents, end of period	$97,644	$64,003

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(1) Basis of Presentation

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of PRA Health Sciences, Inc. and its subsidiaries, or the Company. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited.  In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Variable Interest Entities

Financial Accounting Standards Board, or FASB, accounting guidance concerning variable interest entities, or VIE, addresses the consolidation of a business enterprise to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The guidance requires an assessment of who the primary beneficiary is and whether the primary beneficiary should consolidate the VIE. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Application of the VIE consolidation requirements may require the exercise of significant judgment by management.

On March 22, 2016, the Company entered into a three-year accounts receivable financing agreement and related arrangements to securitize certain of its accounts receivable.  Under the accounts receivable financing agreement, certain of the Company’s U.S. accounts receivable and unbilled services balances are sold by certain of its consolidated subsidiaries to another of its consolidated subsidiaries, a wholly-owned bankruptcy-remote special purpose entity, or SPE.  The SPE in turn may borrow up to $140.0 million from a third party lender, secured by liens on the receivables and other assets of the SPE.

The Company retains the servicing of the securitized accounts receivable portfolio and has a variable interest in the SPE by holding the residual equity. The Company determined that the SPE is a VIE and it is the primary beneficiary because (i) the Company’s servicing responsibilities for the securitized portfolio gives it the power to direct the activities that most significantly impact the performance of the VIE and (ii) its variable interest in the VIE gives it the obligation to absorb losses and the right to receive residual returns that could potentially be significant. As a result, the Company will consolidate the VIE within its financial statements.

Refer to Note 8, Long-Term Debt, for additional information regarding the accounts receivable financing agreement.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15,

2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. In March 2016, the FASB issued ASU No. 2016-08 which amends the guidance in ASU No. 2014-09 to clarify the implementation guidance on principal versus agent considerations (gross versus net revenue presentation). The Company is currently assessing the potential impact of ASU No. 2014-09 and 2016-08 on the Company’s consolidated condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2016-02 on the Company’s consolidated condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU No. 2016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of ASU No. 2016-09 on the Company’s consolidated condensed financial statements.

Secondary Offering

On March 2, 2016, KKR PRA Investors L.P., or KKR, and certain executive officers of the Company, sold 5,000,000 shares of the Company’s common stock as part of a secondary offering. The Company incurred professional fees in connection with the secondary offering of $0.7 million during the three months ended March 31, 2016, which are included in transaction-related costs in the accompanying consolidated condensed statement of operations.

As of March 31, 2016, KKR owned approximately 58.0% of the outstanding common stock.

(2) Business Combination

On March 18, 2016, the Company acquired all of the outstanding shares of Nextrials, Inc., or Nextrials, a developer of web-based software which integrates electronic health records with clinical trials, for $4.7 million in cash and contingent consideration in the form of potential earn-out payments of up to $3.0 million. Earn-out payments totaling $2.0 million and $1.0 million are contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 30-month period following closing. The Company has recognized a liability of approximately $2.3 million as the estimated acquisition date fair value of the earn-out; this amount is included in other long-term liabilities in the consolidated condensed balance sheet. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of the change. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

The acquisition of Nextrials was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $2.3 million of goodwill, which is not deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing information technology operations.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of September 2016, and in any case, no later than one year from the acquisition date in accordance with GAAP. The Company’s preliminary estimate of the purchase price allocation is as follows (in thousands):

	Purchase	Weighted
	Price	Amortization
	Allocation	Period
Cash and cash equivalents	$94
Accounts receivable	268
Other current assets	96
Property, plant and equipment	111
Software intangible	5,574	5 years
Accounts payable and accrued expenses	(1,385)
Other long-term liabilities	(11)
Estimated fair value of net assets acquired	4,747
Purchase price, including contingent consideration	7,023
Total goodwill	$2,276

Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results.

(3) Joint Ventures

On December 4, 2015, the Company and WuXi AppTec (Shanghai) Co., Ltd. (“Wuxi”) signed a framework agreement to dissolve the WuXi PRA Clinical Research (Shanghai) Co., Ltd. joint venture. Under the new arrangement, the portion of the joint venture located in mainland China will become a wholly owned subsidiary of WuXi, and the portion of the joint venture located in Hong Kong will become a wholly owned subsidiary of PRA. In addition, PRA will retain its Strategic Solutions business in China and Hong Kong. The Company and WuXi will form a preferred provider relationship under which WuXi will provide full-service clinical trial services for global clinical trials subcontracted by PRA in China. The transaction is expected to close during the second quarter of 2016.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$—	$1,614	$—	$1,614
Contingent consideration	—	—	3,281	3,281
Total	$—	$1,614	$3,281	$4,895

The interest rate swap is measured at fair value using a market approach valuation technique. The valuation is based on an estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

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

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the three months ended March 31, 2016 (in thousands):

Contingent Consideration - Accrued expenses and other long-term liabilities
Balance at December 31, 2015	$999
Initial estimate of Nextrials contingent consideration	2,282
Balance at March 31, 2016	$3,281

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

As of March 31, 2016, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,537.0 million were identified as Level 3. These assets are comprised of goodwill of $1,010.8 million and identifiable intangible assets, net of $526.2 million.

(5) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services.  As of March 31, 2016, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions.  Accounts receivable include amounts due from pharmaceutical and biotechnology companies.  The Company establishes an allowance for potentially uncollectible receivables.  In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended March 31,
	2016	2015
Customer A	—	11.4%

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	March 31,	December 31,
	2016	2015
Customer A	—	13.4%
Customer B	11.0%	10.1%

(6)  Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Accounts receivable	$287,964	$290,963
Unbilled services	134,485	126,755
	422,449	417,718
Less allowance for doubtful accounts	(2,312)	(2,641)
Total accounts receivable and unbilled services, net	$420,137	$415,077

(7) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2015	$1,014,798
Nextrials acquisition	2,276
Currency translation	(6,255)
Balance at March 31, 2016	$1,010,819

There are no accumulated impairment charges as of March 31, 2016 and December 31, 2015.

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Customer relationships	$378,988	$380,721
Customer backlog	126,523	127,871
Trade names (definite-lived)	25,710	25,693
Patient list and other intangibles	28,974	23,400
Non-competition agreements	2,687	2,657
Total finite-lived intangible assets, gross	562,882	560,342
Accumulated amortization	(154,712)	(144,414)
Total finite-lived intangible assets, net	408,170	415,928
Trade names (indefinite-lived)	118,010	118,010
Total intangible assets, net	$526,180	$533,938

Amortization expense was $11.3 million and $14.1 million for the three months ended March 31, 2016 and 2015, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2016 (remaining)	$34,682
2017	36,692
2018	32,369
2019	26,926
2020	25,639
2021 and thereafter	251,862
Total	$408,170

The estimated fair value of the Early Development Services, or EDS, reporting unit closely approximated its carrying value when the Company performed its annual goodwill impairment test during the fourth quarter of 2014. The Company made operational improvements during 2015 in order to improve the profitability of the EDS reporting unit. As a result of these changes, EDS saw growth in both backlog and new business awards that contributed to its improved financial performance during the year and led the Company to update its forecast for future periods. The Company considered all of these factors when it performed its most recent goodwill impairment test during the fourth quarter of 2015 and it was concluded that the estimated fair value of the EDS reporting unit exceeded its carrying value by $48.9 million or 23%. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company’s ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in subsequent quarters during 2016.

(8) Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Term loans, first lien	$689,000	$689,000
Senior notes	91,441	225,000
Accounts receivable financing agreement	120,000	—
	900,441	914,000
Less debt issuances costs and discount	(19,858)	(24,486)
Total long-term debt, net	$880,583	$889,514

Principal payments on long-term debt are due as follows (in thousands):

2016 (remaining)	$—
2017	—
2018	—
2019	120,000
2020	689,000
2021 and thereafter	91,441
Total	$900,441

Revolving Credit Facilities

The Company’s revolving credit facilities provide for $125.0 million of potential borrowings and expire on September 23, 2018.  The interest rate on the revolving credit facilities is based on LIBOR plus an applicable rate, based on the leverage ratio of the Company.  The Company, at its discretion, may choose interest periods of 1, 2, 3 or 6 months.  In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the revolver, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio. At March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings under the revolving credit facilities. In addition, at March 31, 2016 and December 31, 2015, the Company had $4.0 million and $4.4 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

Senior Notes

On March 17, 2016, the Company repaid $133.6 million aggregate principal amount of its 9.5% senior notes due 2023, or Senior Notes, as part of a cash tender offer. In accordance with the guidance in FASB’s Accounting Standards Codification, or ASC, No. 470-50, “Debt—Modifications and Extinguishments,” the debt repayment was accounted for as a partial debt extinguishment. The repayment resulted in a $21.5 million loss on extinguishment of debt, which consists of a $17.4 million early tender premium, a $3.7 million write-off of unamortized debt issuance costs and $0.4 million of fees associated with the transaction.

Accounts Receivable Financing Agreement

In March 2016, the Company entered into a $140.0 million accounts receivable financing agreement, of which $120.0 million was outstanding as of March 31, 2016. The borrowings were used to repay amounts outstanding on the Company’s revolving credit facility that were used to fund the cash tender offer for the Senior Notes.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.6%.  The Company may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. As of March 31, 2016, the weighted average interest rate on the accounts receivable financing agreement was 2.03%.

The accounts receivable financing agreement contains various customary representations and warranties and covenants, and default provisions which provide for the termination and acceleration of the commitments and loans under the agreement in circumstances including, but not limited to, failure to make payments when due, breach of representations, warranties or covenants, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms.  At March 31, 2016, there was $20.0 million of remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of borrowings under credit facilities and long-term debt was $913.9 million and $924.9 million at March 31, 2016 and December 31, 2015, respectively. The fair value of the Senior Notes, which totaled $101.5 million and $246.2 million at March 31, 2016 and December 31, 2015, respectively, was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions. The fair value of the term loans, borrowings under credit facilities, and accounts receivable financing agreement which totaled $812.4 million and $678.7 million at March 31, 2016 and December 31, 2015, respectively, was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company’s credit standing.

(9) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

(10)  Stock-Based Compensation

The Company granted 162,500 service-based options and 25,000 restricted stock awards, or RSAs, with a total grant date fair value of $2.2 million and $1.0 million, respectively, during the three months ended March 31, 2016.

Aggregated information regarding the Company’s option plans is summarized below:

			Wtd. Average
			Remaining	Intrinsic
		Wtd. Average	Contractual Life	Value
	Options	Exercise Price	(in years)	(millions)
Outstanding at December 31, 2015	6,839,129	$11.39	6.8	$231.7
Granted	162,500	$40.53
Exercised	(274,975)	6.31
Expired/forfeited	(127,105)	11.73
Outstanding at March 31, 2016	6,599,549	$12.31	6.8	$200.9
Exercisable at March 31, 2016	3,475,120	$8.08	5.6	$120.5

The Company’s RSAs and restricted stock units or, RSUs, collectively RSAs/RSUs, activity in 2016 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2015	143,984	$28.42	$6.5
Granted	25,000	40.65
Vested	(1,812)	27.60
Unvested at March 31, 2016	167,172	$30.26	$7.1

Stock-based compensation expense related to employee stock options and RSAs/RSUs are summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Direct costs	$428	$175
Selling, general and administrative	1,076	600
Transaction-related costs	26,827	—
Total stock-based compensation expense	$28,331	$775

In December 2013, the Company granted certain employees market-based options that vest only upon the achievement of a specified internal rate of return from a liquidity event (“2.0x Options”). At the time of grant, no compensation expense was recorded as the 2.0x Options vest upon a liquidity event, which is not considered probable until the date it occurs. On January 20, 2016, the Compensation Committee of the Board of Directors adopted a resolution to adjust the vesting criteria for all 2.0x Options granted and still outstanding on such date.  Under the revised vesting criteria, the 2.0x Options vest upon the announcement of a secondary offering. This modification resulted in Type IV Improbable-to-Improbable modification. Since the secondary offering was deemed improbable due to the fact that it is outside of the Company’s control and cannot be considered probable until the date it occurs, no compensation expense was recognized on the January 20, 2016 modification date. On March 2, 2016, the Company announced a secondary offering of shares by KKR and certain management stockholders, and it became probable that the 2.0x Options would vest. In total, 835,551 2.0x Options held by current employees were modified. Primarily as a result of this modification, the Company incurred approximately $26.8 million of incremental compensation expense during the quarter, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

(11) Income Taxes

The Company’s effective income tax rate was 25.4% and 30.7% for the three months ended March 31, 2016 and 2015, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35% for the three months ended March 31, 2016 is primarily due to (i) income from foreign subsidiaries being taxed at rates lower than the U.S. statutory rate and (ii) the favorable impact of research and development tax credits.

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

As of March 31, 2016, the Company’s liability for unrecognized tax benefits was $11.9 million. If any portion of this $11.9 million is recognized that impacts the effective tax rate, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.9 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute of limitations expirations.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $4.2 million at March 31, 2016, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $4.2 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. During June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is final.

(13) Derivatives

The Company is exposed to certain risks relating to our ongoing business operations. The primary risk that the Company seeks to manage by using derivative instruments is interest rate risk. Accordingly, the Company has instituted interest rate hedging programs that are accounted for in accordance with ASC 815, “Derivatives and Hedging.” The interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. The Company swaps the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The Company’s interest rate contracts are designated as hedging instruments.

The following table presents the notional amounts and fair values (determined using level 2 inputs) of our derivatives as of March 31, 2016 and December 31, 2015 (in thousands):

		March 31, 2016		December 31, 2015
	Balance Sheet Classification	Notional amount	Asset/ (Liability)	Notional amount	Asset/ (Liability)
Derivatives in an asset position:
Interest rate swap	Other assets	$—	$—	$250,000	$28
Derivatives in a liability position:
Interest rate swap	Other long-term liabilities	250,000	(1,614)	—	—

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

The table below presents the effect of our derivatives on the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2016	2015
Amount of pre-tax loss recognized in other comprehensive loss on derivatives	$(1,642)	$(6,938)
Amount of loss recognized in other expense, net on derivatives (ineffective portion)	—	(56)
Amount of loss recognized in other expense, net on derivatives (no longer qualify for hedge accounting)	—	(489)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(899)	(17)

The Company expects that $5.3 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(14) Related Party Transactions

At March 31, 2016 and December 31, 2015, KKR held $11.8 million and $14.7 million, respectively, in first lien term debt.

(15) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balance at December 31, 2015	$(106,072)	$(26,235)	$(132,307)
Other comprehensive loss before reclassifications, net of tax	(5,539)	(1,642)	(7,181)
Reclassification adjustments, net of tax	—	899	899
Balance at March 31, 2016	$(111,611)	$(26,978)	$(138,589)

(16) Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the applicable period. Diluted net (loss) income per share is calculated after adjusting the denominator of the basic net (loss) income per share calculation for the effect of all potentially dilutive common shares, which, in the Company’s case, includes shares issuable under the stock option and incentive award plan.

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	60,199	59,815
Effect of dilutive stock options and RSAs/RSUs	—	2,962
Diluted weighted average common shares outstanding	60,199	62,777

The following common stock equivalents were excluded from the (loss) earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average number of stock options and RSAs/RSUs calculated using the treasury stock method that were excluded due to the exercise price exceeding the average market price of our common stock during the period	236	20
Weighted average number of stock options and RSAs/RSUs calculated using the treasury stock method that were excluded due to the reporting of a net loss for the period	3,669	—
Total common stock equivalents excluded from diluted net (loss) income per share computation	3,905	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our gross new business awards for the three months ended March 31, 2016 and 2015 were $534.0 million and $444.3 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the three months ended March 31, 2016 and 2015 we had $57.8 million and $46.3 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at March 31, 2016 and 2015 was $2.6 billion and $2.2 billion, respectively.

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

Our service revenue was $372.3 million and $332.0 million for the three months ended March 31, 2016 and 2015, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

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

Direct Costs

Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the three months ended March 31, 2016 and 2015, the labor-related charges were 97.0% and 95.3% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 5.4% and 4.3% of total direct costs for the three months ended March 31, 2016 and 2015, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 3.0% and 4.7% of total direct costs for the three months ended March 31, 2016 and 2015, respectively.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of an early tender premium, the write-off of unamortized debt issuance costs and miscellaneous costs incurred as a result of our repayment on our 9.5% senior notes due 2023, or Senior Notes.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro or Pound Sterling. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. Dollars using the following average exchange rates:

	Three Months Ended March 31,
	2016	2015
U.S. Dollars per:
Euro	1.10	1.13
Pound Sterling	1.43	1.52

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015
(in thousands)
Revenue
Service revenue	$372,320	$331,968
Reimbursement revenue	57,903	56,610
Total revenue	430,223	388,578
Operating expenses
Direct costs	243,487	218,961
Reimbursable out-of-pocket costs	57,903	56,610
Selling, general and administrative	63,990	60,835
Transaction-related costs	28,916	—
Depreciation and amortization	16,953	19,235
Loss on disposal of fixed assets	28	—
Income from operations	18,946	32,937
Interest expense, net	(15,366)	(15,393)
Loss on extinguishment of debt	(21,485)	—
Foreign currency (losses) gains, net	(2,790)	9,066
Other expense, net	—	(464)
(Loss) income before income taxes and equity in losses of unconsolidated joint ventures	(20,695)	26,146
(Benefit from) provision for income taxes	(5,264)	8,022
(Loss) income before equity in losses of unconsolidated joint ventures	(15,431)	18,124
Equity in losses of unconsolidated joint ventures, net of tax	(538)	(937)
Net (loss) income	$(15,969)	$17,187

Service revenue increased by $40.3 million, or 12.2%, from $332.0 million during the three months ended March 31, 2015 to $372.3 million during the three months ended March 31, 2016. Service revenue for the three months ended March 31, 2016 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies, offset by an unfavorable impact of $2.8 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we provided on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs increased by $24.5 million, or 11.2%, from $219.0 million during the three months ended March 31, 2015 to $243.5 million during the three months ended March 31, 2016. The increase in direct costs is primarily due to an increase in salaries and related benefits of $35.2 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $8.0 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of service revenue decreased from 66.0% during the three months ended March 31, 2015 to 65.4% during the three months ended March 31, 2016. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations.

Selling, general and administrative expenses increased by $3.2 million, or 5.2%, from $60.8 million during the three months ended March 31, 2015 to $64.0 million during the three months ended March 31, 2016. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, as we continue to hire staff to support our growing business. Selling, general and administrative expenses as a percentage of service revenue decreased from 18.3% during the three months ended March 31, 2015 to 17.2% during the three months ended March 31, 2016. This decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued ability to effectively manage our selling and administrative functions as we continue to grow revenue.

For the three months ended March 31, 2016, we incurred transaction-related expenses of $28.9 million.  The costs consist of $26.8 million of one-time stock-based compensation expense related primarily to the accelerated vesting of certain performance-based stock options in connection with the announcement of our secondary offering. In addition, we incurred $2.1 million of third-party fees associated with the secondary offering and the closing of our accounts receivable financing agreement. There were no transaction expenses incurred for the three months ended March 31, 2015.

Depreciation and amortization expense decreased by $2.2 million, or 11.9%, from $19.2 million during the three months ended March 31, 2015 to $17.0 million during the three months ended March 31, 2016. Depreciation and amortization expense as a percentage of service revenue was 5.8% during the three months ended March 31, 2015 and 4.6% during the three months ended March 31, 2016. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due to the continued amortization of our acquired intangibles, which are amortized on an accelerated basis.

Interest expense, net was $15.4 million for the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016, interest expense decreased by $0.8 million due to repayments made on long-term debt and $0.4 million due to lower amortization of debt issuance costs, which was offset by an increase of $1.2 million related to our interest rate swaps.

Loss on extinguishment of debt was $21.5 million during the three months ended March 31, 2016 and there were no losses on extinguishment of debt during the three months ended March 31, 2015. The loss on extinguishment of debt incurred during the three months ended March 31, 2016 was associated with our cash tender offer on our Senior Notes.  The loss consists of the $17.4 million early tender premium, the write-off of $3.7 million of unamortized debt issuance costs, and $0.4 million of other costs associated with the transaction.

Foreign currency (losses) gains, net decreased by $11.9 million from gains of $9.1 million during the three months ended March 31, 2015 to losses of $2.8 million during the three months ended March 31, 2016. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

(Benefit from) provision for income taxes decreased by $13.3 million from an income tax provision of $8.0 million during the three months ended March 31, 2015 to a benefit of $5.3 million during the three months ended March 31, 2016. Our effective tax rate was 25.4% and 30.7% during the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate of 5.3% was primarily attributable to the three months ended March 31, 2016 containing transaction costs related to the cash tender offer on our Senior Notes and the expense associated with the modification of certain performance-based stock options causing an overall loss that had the effect of  causing a tax benefit instead of expense as compared to the three months ended March 31, 2015.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of March 31, 2016, we had approximately $97.6 million of cash and cash equivalents of which $28.3 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $481.2 million during the three months ended March 31, 2016, including $53.5 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $412.1 million during the three months ended March 31, 2015, including $52.2 million of funds received from customers to pay investigators. The increase in cash collections during the three months ended March 31, 2016 is related to our increase in revenue, driven by an increase in new business awards, an increase in our backlog, and improved cash payment schedules contained in our master service agreements and our statements of work.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the three months ended March 31, 2016, net cash provided by operations was $2.7 million, compared to $3.4 million for the same period of 2015. Cash provided by operating activities decreased over the prior year due to the $17.4 million early tender premium associated with our extinguishment of debt, which was partially offset by increased cash flows from our operating performance as well as  an improvement in cash outflows from working capital, driven by a slower rate of increase in our days sales outstanding during the three months ended March 31, 2016, as compared to the same period of 2015.

Cash Flow from Investing Activities

Net cash used in investing activities was $13.1 million during the three months ended March 31, 2016, compared to $7.6 million for the same period of 2015. The increase in the cash outflows was primarily due to our acquisition of Nextrials, Inc. for $4.6 million.

Cash Flow from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2016 was $13.5 million compared to $15.5 million for the same period of 2015. During 2016, we borrowed $120.0 million under our new accounts receivable financing agreement and we repaid $133.6 million aggregate principal amount of our Senior Notes as part of the cash tender offer. During the three months ended March 31, 2015, we voluntarily repaid $15.0 million of our term loan.

Indebtedness

As of March 31, 2016, we had $900.4 million of total indebtedness. Additionally, our senior secured credit agreement provides for a $125.0 million revolving credit facility. There were no amounts drawn on this revolving credit facility during the three months ended March 31, 2016. In addition, at March 31, 2016, we had $4.0 million in letters of credit outstanding, which are secured by the revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of March 31, 2016, we were in compliance with these covenants.

Accounts Receivable Financing Agreement

In March 2016, we entered into a $140.0 million accounts receivable financing agreement, of which $120.0 million was outstanding on March 31, 2016.  These borrowings were used to repay our revolving credit facility that funded the cash tender offer for the Senior Notes. As of March 31, 2016, the weighted average interest rate on the accounts receivable financing agreement was 2.03%.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.6%. We may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice.

The accounts receivable financing agreement contains various customary representations and warranties and covenants, and default provisions which provide for the termination and acceleration of the commitments and loans under the agreement in circumstances including, but not limited to, failure to make payments when due, breach of representations, warranties or covenants, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms.  At March 31, 2016, there was $20.0 million remaining capacity available under the accounts receivable financing agreement.

See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 9 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for fiscal year ended December 31, 2015, for additional details regarding our credit arrangements.

Contractual Obligations and Commercial Commitments

In March 2016, we repaid $133.6 million aggregate principal amount of our Senior Notes and also entered into a $140.0 million accounts receivable financing agreement. See Note 8 to our consolidated condensed financial statements for information about the Senior Note repayment and the terms of the accounts receivable financing agreement.

As a result of these changes, our long-term debt obligations as of March 31, 2016 are as follows:

	Payments Due by Period
	Remaining 2016 (9 Months)	2017 to 2018	2019 to 2020	Thereafter	Total
	(in thousands)
Principal payments on long-term debt (1)	$—	$—	$809,000	$91,441	$900,441
Interest payments on long-term debt (1)	32,060	85,185	72,174	23,889	213,308
Total	$32,060	$85,185	$881,174	$115,330	$1,113,749

(1) Principal payments are based on the terms contained in our agreements.  Interest payments are based on the interest rate in effect on March 31, 2016.

Other than the item included above, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2015.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2015.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition to historical consolidated condensed financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4. Controls and Procedures

As of March 31, 2016, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or Annual Report. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 20, 2013, the Company granted certain employees, including each of our named executive officers, Colin Shannon, Linda Baddour and David W. Dockhorn, performance-vesting options that vest upon the occurrence of a transaction if KKR has achieved a multiple of invested capital at least equal to 2.0x or a cumulative internal rate of return at least equal to 20% (the “2.0x Options”). On January 20, 2016, the Compensation Committee of the Board of Directors adopted a resolution to adjust the vesting criteria for all 2.0x Options granted and still outstanding.  Under the revised vesting criteria, the 2.0x Options would vest upon the announcement of a secondary offering of shares of the Company’s common stock. On March 2, 2016, the Company announced a secondary offering of shares by KKR and certain management stockholders.  As a result, 835,551 2.0x Options held by current employees became immediately vested and exercisable, including the following number of 2.0x Options for each of our named executive officers:

Name	Amount
Colin Shannon	149,228
Linda Baddour	99,130
David Dockhorn	42,636

Primarily as a result of this modification the Company incurred approximately $26.8 million of incremental compensation expense during the quarter.

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

PRA HEALTH SCIENCES, INC.

/s/ Linda Baddour
Linda Baddour
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: April 28, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Receivables Financing Agreement, dated March 22, 2016, among PRA Holdings, Inc., as initial servicer, PRA Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2016 (No. 001-36732))

10.2

Purchase and Sale Agreement, dated March 22, 2016, among PRA Holdings, Inc., as servicer, PRA Receivablces LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2016 (No. 001-36732))

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Condensed Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Condensed Financial Statements

*                                                             Filed herewith