Form 10-Q
period 2016-06-30
PRA Health Sciences, Inc.
filed 2016-07-29
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	60,934,373 shares outstanding as of July 25, 2016

PRA HEALTH SCIENCES, INC.

FORM 10-Q

FOR QUARTER PERIOD ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$95,903	$121,065
Restricted cash	5,015	5,060
Accounts receivable and unbilled services, net	463,457	415,077
Other current assets	40,304	32,574
Total current assets	604,679	573,776
Fixed assets, net	87,974	80,691
Goodwill	991,886	1,014,798
Intangible assets, net	506,214	533,938
Other assets	27,827	25,540
Total assets	$2,218,580	$2,228,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,713	$57,096
Accrued expenses and other current liabilities	130,495	139,155
Advanced billings	337,487	333,729
Total current liabilities	522,695	529,980
Long-term debt, net	881,503	889,514
Other long-term liabilities	100,283	106,527
Total liabilities	1,504,481	1,526,021
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized shares at June 30, 2016 and December 31, 2015; 60,914,218 and 60,245,009 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	609	602
Additional paid-in capital	861,401	828,347
Accumulated other comprehensive loss	(176,692)	(132,307)
Retained earnings	28,781	6,080
Total stockholders’ equity	714,099	702,722
Total liabilities and stockholders’ equity	$2,218,580	$2,228,743

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$394,249	$336,518	$766,569	$668,486
Reimbursement revenue	61,598	56,330	119,501	112,940
Total revenue	455,847	392,848	886,070	781,426
Operating expenses:
Direct costs	254,936	219,877	498,423	438,838
Reimbursable out-of-pocket costs	61,598	56,330	119,501	112,940
Selling, general and administrative	68,468	58,905	132,458	119,740
Transaction-related costs	2,869	—	31,785	—
Depreciation and amortization	17,585	19,220	34,538	38,455
Loss on disposal of fixed assets	43	195	71	195
Income from operations	50,348	38,321	69,294	71,258
Interest expense, net	(13,380)	(15,416)	(28,746)	(30,809)
Loss on extinguishment of debt	—	—	(21,485)	—
Foreign currency gains (losses), net	10,872	(3,966)	8,082	5,100
Other expense, net	(105)	(96)	(105)	(560)
Income before income taxes and equity in gains (losses) of unconsolidated joint ventures	47,735	18,843	27,040	44,989
Provision for income taxes	12,312	5,623	7,048	13,645
Income before equity in gains (losses) of unconsolidated joint ventures	35,423	13,220	19,992	31,344
Equity in gains (losses) of unconsolidated joint ventures, net of tax	3,247	(805)	2,709	(1,742)
Net income	$38,670	$12,415	$22,701	$29,602
Net income per share attributable to common stockholders:
Basic	$0.64	$0.21	$0.38	$0.49
Diluted	$0.60	$0.20	$0.35	$0.47
Weighted average common shares outstanding:
Basic	60,597	59,871	60,398	59,843
Diluted	64,410	62,951	64,139	62,864

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$38,670	$12,415	$22,701	$29,602
Other comprehensive income (loss):
Foreign currency translation adjustments	(38,798)	30,233	(44,337)	(10,124)
Unrealized (losses) gains on derivative instruments, net of income tax expense (benefit) of $0, $0, $0, and ($700)	(428)	1,770	(2,070)	(4,468)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $0, $0, $0, and $0	1,123	52	2,022	69
Comprehensive income (loss)	$567	$44,470	$(21,684)	$15,079

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$22,701	$29,602
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,538	38,455
Amortization of debt issuance costs and discount	2,343	3,286
Amortization of terminated interest rate swaps	2,022	—
Stock-based compensation	3,274	2,020
Non-cash transaction-related costs	29,421	—
Unrealized foreign currency gains	(8,851)	(8,079)
Loss on extinguishment of debt	3,661	—
Deferred income taxes	(9,696)	(2,395)
Equity in (gains) losses of unconsolidated joint ventures	(2,709)	1,742
Other reconciling items	121	1,401
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and advanced billings	(47,447)	(65,550)
Other operating assets and liabilities	(22,604)	29,475
Net cash provided by operating activities	6,774	29,957
Cash flows from investing activities:
Purchase of fixed assets	(17,546)	(17,066)
Cash paid for interest on interest rate swap	(607)	—
Investment in unconsolidated joint venture	—	(3,000)
Proceeds from the sale of WuXiPRA	3,700	—
Acquisition of Value Health Solutions, Inc., net of cash acquired	—	(543)
Acquisition of Nextrials, Inc., net of cash acquired	(4,647)	—
Net cash used in investing activities	(19,100)	(20,609)
Cash flows from financing activities:
Proceeds from accounts receivable financing agreement	120,000	—
Repayment of senior notes	(133,559)	—
Repayment of term debt	—	(30,000)
Borrowings on line of credit	110,000	15,000
Repayments on line of credit	(110,000)	(15,000)
Payment of common stock issuance costs	—	(525)
Proceeds from stock option exercises	366	27
Payment of acquisition-related contingent consideration	—	(2,000)
Net cash used in financing activities	(13,193)	(32,498)
Effects of foreign exchange changes on cash and cash equivalents	357	(894)
Change in cash and cash equivalents	(25,162)	(24,044)
Cash and cash equivalents, beginning of period	121,065	85,192
Cash and cash equivalents, end of period	$95,903	$61,148

Supplemental cash flow data
Non-cash investing activities:
Issuance of common stock for the acquisition of Value Health Solutions, Inc.	$—	$1,582

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Variable Interest Entities

Financial Accounting Standards Board, or FASB, accounting guidance concerning variable interest entities, or VIE, addresses the consolidation of a business enterprise to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The guidance requires an assessment of who the primary beneficiary is and whether the primary beneficiary should consolidate the VIE. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Application of the VIE consolidation requirements may require the exercise of significant judgment by management.

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

The Company retains the servicing of the securitized accounts receivable portfolio and has a variable interest in the SPE by holding the residual equity. The Company determined that the SPE is a VIE and it is the primary beneficiary because (i) the Company’s servicing responsibilities for the securitized portfolio gives it the power to direct the activities that most significantly impact the performance of the VIE and (ii) its variable interest in the VIE gives it the obligation to absorb losses and the right to receive residual returns that could potentially be significant. As a result, the Company has consolidated the VIE within its financial statements.

Refer to Note 8, Long-Term Debt, for additional information regarding the accounts receivable financing agreement.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15,

2017, including interim periods within that reporting period. Early adoption is permitted only as of reporting periods beginning after December 15, 2016. The FASB issued ASU No. 2016-08, 2016-10, and 2016-12 in March, April, and May 2016, respectively, all of which amend the guidance in ASU No. 2014-09. ASU No. 2016-08 clarifies implementation guidance on principal versus agent considerations. ASU No. 2016-10 clarifies implementation guidance on identifying performance obligations and accounting for licenses of intellectual property. ASU No. 2016-12 does not change the core revenue recognition principles, but instead addresses certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, completed contracts and contract modifications at transition. The Company is currently assessing the potential impact of ASU No. 2014-09, 2016-08, 2016-10, and 2016-12 on the Company’s consolidated condensed financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU No. 2016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material effect on the consolidated condensed financial statements.

Secondary Offerings

In March and May 2016, KKR PRA Investors L.P., or KKR, and certain executive officers of the Company sold a total of 10,000,000 shares of the Company’s common stock as part of the secondary offerings, or, collectively, the Secondary Offerings. The Company incurred professional fees in connection with the Secondary Offerings of $0.3 million and $1.0 million during the three and six months ended June 30, 2016, respectively. The fees are included in transaction-related costs in the accompanying consolidated condensed statement of operations. As of June 30, 2016, KKR owned approximately 49.6% of the Company’s outstanding common stock.

(2) Business Combination

On March 18, 2016, the Company acquired all of the outstanding shares of Nextrials, Inc., or Nextrials, a developer of web-based software which integrates electronic health records with clinical trials, for $4.7 million in cash and contingent consideration in the form of potential earn-out payments of up to $3.0 million. Earn-out payments totaling $2.0 million and $1.0 million are contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 30-month period following closing. The Company recognized a liability of approximately $2.3 million as the estimated acquisition date fair value of the earn-out; $0.7 million is included in accrued expenses and other current liabilities and $1.6 million is included in other long-term liabilities in the consolidated condensed balance sheet as of June 30, 2016. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in earnings in the period of the change. The fair value of the contingent consideration increased by $0.1 million for the three and six months ended June 30, 2016. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

The acquisition of Nextrials was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $2.7 million of goodwill, which is not deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing information technology operations.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of September 2016, and in any case, no later than one year from the acquisition date in accordance with GAAP.

The Company’s preliminary estimate of the purchase price allocation is as follows (in thousands):

	Purchase	Weighted
	Price	Amortization
	Allocation	Period
Cash and cash equivalents	$94
Accounts receivable	211
Other current assets	96
Property, plant and equipment	111
Software intangible	5,574	5 years
Accounts payable and accrued expenses	(1,385)
Other long-term liabilities	(11)
Estimated fair value of net assets acquired	4,690
Purchase price, including contingent consideration and net of working capital settlement	7,345
Total goodwill	$2,655

Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results.

(3) Joint Ventures

On May 6, 2016, the Company and WuXi AppTec (Shanghai) Co., Ltd. (“WuXi”) finalized an agreement to dissolve the WuXiPRA Clinical Research (Shanghai) Co., Ltd. joint venture. Under the agreement, the Company sold its 49% portion of the joint venture located in mainland China for $4.0 million, which subsequently became a wholly owned subsidiary of WuXi. The portion of the joint venture located in Hong Kong became a wholly owned subsidiary of the Company and was acquired for $0.3 million. In addition, the Company retained its Strategic Solutions business in China and Hong Kong. Upon termination, the Company and WuXi formed a preferred provider relationship under which WuXi will provide full-service clinical trial services for global clinical trials subcontracted by the Company in China. As a result of the transaction, the Company recognized a $3.3 million gain on the sale, which is recorded in the equity in gains (losses) of unconsolidated joint ventures in the accompanying consolidated condensed statement of operations.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$—	$2,042	$—	$2,042
Contingent consideration	—	—	3,334	3,334
Total	$—	$2,042	$3,334	$5,376

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

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the six months ended June 30, 2016 (in thousands):

Contingent Consideration - Accrued expenses and other long-term liabilities
Balance at December 31, 2015	$999
Initial estimate of Nextrials contingent consideration	2,282
Revaluations included in earnings	53
Balance at June 30, 2016	$3,334

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

As of June 30, 2016, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,498.1 million were identified as Level 3. These assets are comprised of goodwill of $991.9 million and identifiable intangible assets, net of $506.2 million.

Refer to Note 8, Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

(5) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of June 30, 2016, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer A	—	10.3%	—	10.9%
Customer C	11.0%	—	10.3%	—

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	June 30,	December 31,
	2016	2015
Customer A	11.7%	13.4%
Customer B	—	10.1%

(6) Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Accounts receivable	$322,496	$290,963
Unbilled services	142,847	126,755
	465,343	417,718
Less allowance for doubtful accounts	(1,886)	(2,641)
Total accounts receivable and unbilled services, net	$463,457	$415,077

(7) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2015	$1,014,798
Nextrials acquisition	2,655
Currency translation	(25,567)
Balance at June 30, 2016	$991,886

There are no accumulated impairment charges as of June 30, 2016 and December 31, 2015.

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Customer relationships	$370,575	$380,721
Customer backlog	123,055	127,871
Trade names (definite-lived)	25,728	25,693
Patient list and other intangibles	28,974	23,400
Non-competition agreements	2,716	2,657
Total finite-lived intangible assets, gross	551,048	560,342
Accumulated amortization	(162,844)	(144,414)
Total finite-lived intangible assets, net	388,204	415,928
Trade names (indefinite-lived)	118,010	118,010
Total intangible assets, net	$506,214	$533,938

Amortization expense was $11.7 million and $23.0 million for the three and six months ended June 30, 2016, respectively, and $14.1 million and $28.2 million for the three and six months ended June 30, 2015, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2016 (remaining)	$22,682
2017	36,010
2018	31,794
2019	26,440
2020	25,172
2021 and thereafter	246,106
Total	$388,204

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

(8) Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Term loans, first lien	$689,000	$689,000
Senior notes	91,441	225,000
Accounts receivable financing agreement	120,000	—
	900,441	914,000
Less debt issuances costs and discount	(18,938)	(24,486)
Total long-term debt, net	$881,503	$889,514

Principal payments on long-term debt are due as follows (in thousands):

2016 (remaining)	$—
2017	—
2018	—
2019	120,000
2020	689,000
2021 and thereafter	91,441
Total	$900,441

As collateral for borrowings under the credit agreement, or 2013 Credit Agreement, the Company granted a pledge on primarily all of its assets, and the stock of designated subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA ratios. The 2013 Credit Agreement also contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. After giving effect to the applicable restrictions on the payment of dividends under the 2013 Credit Agreement, subject to compliance with applicable law, as of June 30, 2016 and December 31, 2015, there was approximately $14.4 million and $3.0 million, respectively, free of restriction, which was available for the payment of dividends. The Company does not expect to pay dividends in the foreseeable future. The Company does not expect these covenants to restrict its liquidity, financial condition or access to capital resources in the foreseeable future. The 2013 Credit Agreement also contains customary representations, warranties, affirmative covenants, and events of default.

Revolving Credit Facilities

The Company’s revolving credit facilities provide for $125.0 million of potential borrowings and expire on September 23, 2018. The interest rate on the revolving credit facilities is based on LIBOR plus an applicable rate, based on the leverage ratio of the Company. The Company, at its discretion, may choose interest periods of 1, 2, 3 or 6 months. In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the revolver, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio. At June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the revolving credit facilities. In addition, at June 30, 2016 and December 31, 2015, the Company had $4.0 million and $4.4 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

Senior Notes

On March 17, 2016, the Company repaid $133.6 million aggregate principal amount of its 9.5% senior notes due 2023, or Senior Notes, as part of a cash tender offer. In accordance with the guidance in FASB’s Accounting Standards Codification, or ASC, No. 470-50, “Debt—Modifications and Extinguishments,” the debt repayment was accounted for as a partial debt extinguishment. The repayment resulted in a $21.5 million loss on extinguishment of debt, which consists of a $17.4 million early tender premium, a $3.7 million write-off of unamortized debt issuance costs and $0.4 million of fees associated with the transaction for the six months ended June 30, 2016.

Accounts Receivable Financing Agreement

In March 2016, the Company entered into a $140.0 million accounts receivable financing agreement, of which $120.0 million was outstanding as of June 30, 2016. The borrowings were used to repay amounts outstanding on the Company’s revolving credit facility that were used to fund the cash tender offer for the Senior Notes.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.6%. The Company may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. As of June 30, 2016, the weighted average interest rate on the accounts receivable financing agreement was 2.23%.

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

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms. At June 30, 2016, there was $20.0 million of remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of borrowings under credit facilities and long-term debt was $906.5 million and $924.9 million at June 30, 2016 and December 31, 2015, respectively. The fair value of the Senior Notes, which totaled $99.2 million and $246.2 million at June 30, 2016 and December 31, 2015, respectively, was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions. The fair value of the term loans,  borrowings under credit facilities, and accounts receivable financing agreement which totaled $807.3 million and $678.7 million at June 30, 2016 and December 31, 2015, respectively, was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company’s credit standing.

(9) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

(10) Stock-Based Compensation

The Company granted 349,000 service-based options and 47,987 restricted stock awards, or RSAs, with a total grant date fair value of $5.2 million and $2.1 million, respectively, during the six months ended June 30, 2016.

Aggregated information regarding the Company’s option plans is summarized below:

			Wtd. Average
			Remaining
	Options	Wtd. Average Exercise Price	Contractual Life (in years)	Intrinsic Value (millions)

Outstanding at December 31, 2015	6,839,129	$11.39	6.8	$231.7
Granted	349,000	$43.78
Exercised	(702,608)	5.72
Expired/forfeited	(171,175)	14.84
Outstanding at June 30, 2016	6,314,346	$13.72	6.8	$178.1
Exercisable at June 30, 2016	3,099,755	$8.91	5.6	$101.8

The Company’s RSAs and restricted stock units or, RSUs, collectively RSAs/RSUs, activity in 2016 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2015	143,984	$28.42	$6.5
Granted	47,987	43.28
Vested	(1,812)	27.60
Unvested at June 30, 2016	190,159	$32.17	$7.9

Stock-based compensation expense related to employee stock options and RSAs/RSUs is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct costs	$453	$251	$881	$427
Selling, general and administrative	1,317	994	2,393	1,593
Transaction-related costs	2,594	—	29,421	—
Total stock-based compensation expense	$4,364	$1,245	$32,695	$2,020

All stock options granted under the 2013 Stock Incentive Plan for Key Employees of PRA Health Sciences, Inc. and its Subsidiaries, or the Plan, are subject to transfer restrictions of the stock option’s underlying shares once vested and exercised. This lack of marketability was included as a discount when calculating the grant date value of these options. In conjunction with the Secondary Offerings, the transfer restrictions on a portion of such shares issuable upon exercise of vested options granted under the Plan were released. The release of the transfer restrictions is considered a modification under FASB’s ASC Topic 718, Stock Compensation. As a result of these modifications, the Company incurred approximately $1.9 million and $4.9 million of incremental compensation expense associated with service-based options during the three and six months ended June 30, 2016, respectively, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

In December 2013, the Company granted certain employees market-based options under the Plan that vest only upon the achievement of a specified internal rate of return from a liquidity event (“2.0x Options”). At the time of grant, no compensation expense was recorded as the 2.0x Options vest upon a liquidity event, which is not considered probable until the date it occurs. On January 20, 2016, the Compensation Committee of the Board of Directors adopted a resolution to adjust the vesting criteria for all 2.0x Options granted and still outstanding on such date. Under the revised vesting criteria, the 2.0x Options vest upon the announcement of a secondary offering. This modification resulted in Type IV Improbable-to-Improbable modification. Since the secondary offering was deemed improbable due to the fact that it is outside of the Company’s control and cannot be considered probable until the date it occurs, no compensation expense was recognized on the January 20, 2016 modification date. On March 2, 2016, the Company announced a secondary offering of shares by KKR and certain management stockholders, and it became probable that the 2.0x Options would vest. In total, 835,551 2.0x Options held by current employees were modified. As a result of this modification, and the modifications associated with the transfer restrictions releases noted above, the Company incurred approximately $0.7 million and $24.5 million of incremental compensation expense associated with the 2.0x Options during the three and six months ended June 30, 2016, respectively, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

(11) Income Taxes

The Company’s effective income tax rate was 26.1% and 30.3% for the six months ended June 30, 2016 and 2015, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35% for the six months ended June 30, 2016 is primarily due to (i) income from foreign subsidiaries being taxed at rates lower than the U.S. statutory rate and (ii) the favorable impact of research and development tax credits.

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

As of June 30, 2016, the Company’s liability for unrecognized tax benefits was $11.3 million. If any portion of this $11.3 million is recognized that impacts the effective tax rate, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute of limitations expirations.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $4.7 million at June 30, 2016, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $4.7 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. During June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is final.

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

The following table presents the notional amounts and fair values (determined using level 2 inputs) of our derivatives as of June 30, 2016 and December 31, 2015 (in thousands):

		June 30, 2016		December 31, 2015
	Balance Sheet Classification	Notional amount	Asset/ (Liability)	Notional amount	Asset/ (Liability)
Derivatives in an asset position:
Interest rate swap	Other assets	$—	$—	$250,000	$28
Derivatives in a liability position:
Interest rate swap	Other long-term liabilities	250,000	(2,042)	—	—

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

The table below presents the effect of our derivatives on the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2016	2015	2016	2015
Amount of pre-tax (loss) gain recognized in other comprehensive loss on derivatives	$(428)	$1,770	$(2,070)	$(5,168)
Amount of loss recognized in other expense, net on derivatives (ineffective portion)	—	(29)	—	(85)
Amount of loss recognized in other expense, net on derivatives (no longer qualify for hedge accounting)	—	(20)	—	(509)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(1,123)	(52)	(2,022)	(69)

The Company expects that $5.7 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(14) Related Party Transactions

At June 30, 2016 and December 31, 2015, KKR held $11.8 million and $14.7 million, respectively, in first lien term debt.

(15) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balance at December 31, 2015	$(106,072)	$(26,235)	$(132,307)
Other comprehensive loss before reclassifications, net of tax	(44,337)	(2,070)	(46,407)
Reclassification adjustments, net of tax	—	2,022	2,022
Balance at June 30, 2016	$(150,409)	$(26,283)	$(176,692)

The change in our foreign currency translation adjustment was due primarily to the movements in the British Pound exchange rates against the U. S. Dollar. The U. S. Dollar strengthened by 10.6% versus the British Pound between December 31, 2015 and June 30, 2016. The movement in the British Pound represented $50.8 million out of the $44.3 million foreign currency translation adjustment during the six months ended June 30, 2016. The remaining foreign currency translation adjustment is attributable to the   U. S. Dollar’s depreciation against other major world-wide currencies, including the Euro and Russian Ruble.

(16) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted net income per share is calculated after adjusting the denominator of the basic net income per share calculation for the effect of all potentially dilutive common shares, which, in the Company’s case, includes shares issuable under the stock option and incentive award plan.

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	60,597	59,871	60,398	59,843
Effect of dilutive stock options and RSAs/RSUs	3,813	3,080	3,741	3,021
Diluted weighted average common shares outstanding	64,410	62,951	64,139	62,864

Anti-dilutive shares	347	55	291	38

The anti-dilutive shares disclosed above were calculated using the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of RSAs/RSUs, reduced by the repurchase of shares with the proceeds from the assumed exercises, and unrecognized compensation expense for outstanding awards.

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

Our gross new business awards for the six months ended June 30, 2016 and 2015 were $1,104.0 million and $906.7 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the six months ended June 30, 2016 and 2015 we had $133.9 million and $100.9 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at June 30, 2016 and 2015 was $2.6 billion and $2.3 billion, respectively.

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

Our service revenue was $766.6 million and $668.5 million for the six months ended June 30, 2016 and 2015, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

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

Direct Costs

Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the six months ended June 30, 2016 and 2015, the labor-related charges were 96.9% and 95.5% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 5.3% and 4.0% of total direct costs for the six months ended June 30, 2016 and 2015, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 3.1% and 4.5% of total direct costs for the six months ended June 30, 2016 and 2015, respectively.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of an early tender premium, the write-off of unamortized debt issuance costs and miscellaneous costs incurred as a result of our repayment of $133.6 million of our 9.5% senior notes due 2023, or Senior Notes.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro or British Pound. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. Dollars using the following average exchange rates:

	Six Months Ended June 30,
	2016	2015
U.S. Dollars per:
Euro	1.12	1.12
British Pound	1.43	1.52

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Three Months Ended June 30,
(in thousands)	2016	2015

Revenue
Service revenue	$394,249	$336,518
Reimbursement revenue	61,598	56,330
Total revenue	455,847	392,848
Operating expenses
Direct costs	254,936	219,877
Reimbursable out-of-pocket costs	61,598	56,330
Selling, general and administrative	68,468	58,905
Transaction-related costs	2,869	—
Depreciation and amortization	17,585	19,220
Loss on disposal of fixed assets	43	195
Income from operations	50,348	38,321
Interest expense, net	(13,380)	(15,416)
Foreign currency gains (losses), net	10,872	(3,966)
Other expense, net	(105)	(96)
Income before income taxes and equity in gains (losses) of unconsolidated joint ventures	47,735	18,843
Provision for income taxes	12,312	5,623
Income before equity in gains (losses) of unconsolidated joint ventures	35,423	13,220
Equity in gains (losses) of unconsolidated joint ventures, net of tax	3,247	(805)
Net income	$38,670	$12,415

Service revenue increased by $57.7 million, or 17.2%, from $336.5 million during the three months ended June 30, 2015 to $394.2 million during the three months ended June 30, 2016. Service revenue for the three months ended June 30, 2016 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we provided on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs increased by $35.1 million, or 15.9%, from $219.9 million during the three months ended June 30, 2015 to $254.9 million during the three months ended June 30, 2016. The increase in direct costs is primarily due to an increase in salaries and related benefits of $40.7 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $4.4 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of service revenue decreased from 65.3% during the three months ended June 30, 2015 to 64.7% during the three months ended June 30, 2016. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations.

Selling, general and administrative expenses increased by $9.6 million, or 16.2%, from $58.9 million during the three months ended June 30, 2015 to $68.5 million during the three months ended June 30, 2016. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, as we continue to hire staff to support our growing business. Selling, general and administrative expenses as a percentage of service revenue decreased from 17.5% during the three months ended June 30, 2015 to 17.4% during the three months ended June 30, 2016. The slight decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued efforts to effectively manage our selling and administrative functions as we continue to grow revenue.

For the three months ended June 30, 2016, we incurred transaction-related expenses of $2.9 million. The costs consist of $2.6 million of stock-based compensation expense related to the release of transfer restrictions on our vested stock options and $0.3 million of third-party fees associated with our May secondary offering. There were no transaction-related expenses incurred for the three months ended June 30, 2015.

Depreciation and amortization expense decreased by $1.6 million, or 8.5%, from $19.2 million during the three months ended June 30, 2015 to $17.6 million during the three months ended June 30, 2016. Depreciation and amortization expense as a percentage of service revenue was 5.7% during the three months ended June 30, 2015 and 4.5% during the three months ended June 30, 2016. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due to the continued amortization of our acquired intangibles, which are amortized on an accelerated basis.

Interest expense, net decreased by $2.0 million from $15.4 million during the three months ended June 30, 2015 to $13.4 million for the three months ended June 30, 2016. Principal repayments on our long-term debt during 2015 and the first quarter of 2016, as well as a 1.1% decrease in the weighted average interest rate on our outstanding debt as compared to the three months ended June 30, 2015, resulted in a $2.9 million reduction in interest expense. Additionally, interest expense decreased $0.5 million due to lower amortization of debt issuance costs, which was offset by an increase of $1.4 million of amortization on our terminated interest rate swaps and interest expense on our current interest rate swap.

Foreign currency gains (losses), net changed by $14.9 million from losses of $4.0 million during the three months ended June 30, 2015 to gains of $10.9 million during the three months ended June 30, 2016. The change in foreign currency gains (losses) is primarily due to the weakening of the British Pound against foreign currencies, including the U.S. Dollar, following voters in the United Kingdom, or the U.K., approving a referendum to exit from the European Union, or the E.U., commonly referred to as Brexit. The foreign exchange gains and losses are due to fluctuations in the U.S. Dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Provision for income taxes increased by $6.7 million from $5.6 million during the three months ended June 30, 2015 to $12.3 million during the three months ended June 30, 2016. Our effective tax rate was 25.8% and 29.8% during the three months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate of 4.0% was primarily attributable to the change in our overall distribution of projected income among our domestic and foreign subsidiaries which are typically taxed at a lower rate, the inclusion of certain research and development tax credits, and the release of a valuation allowance in one of our foreign subsidiaries.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
(in thousands)	2016	2015

Revenue
Service revenue	$766,569	$668,486
Reimbursement revenue	119,501	112,940
Total revenue	886,070	781,426
Operating expenses
Direct costs	498,423	438,838
Reimbursable out-of-pocket costs	119,501	112,940
Selling, general and administrative	132,458	119,740
Transaction-related costs	31,785	—
Depreciation and amortization	34,538	38,455
Loss on disposal of fixed assets	71	195
Income from operations	69,294	71,258
Interest expense, net	(28,746)	(30,809)
Loss on extinguishment of debt	(21,485)	—
Foreign currency gains, net	8,082	5,100
Other expense, net	(105)	(560)
Income before income taxes and equity in gains (losses) of unconsolidated joint ventures	27,040	44,989
Provision for income taxes	7,048	13,645
Income before equity in gains (losses) of unconsolidated joint ventures	19,992	31,344
Equity in gains (losses) of unconsolidated joint ventures, net of tax	2,709	(1,742)
Net income	$22,701	$29,602

Service revenue increased by $98.1 million, or 14.7%, from $668.5 million during the six months ended June 30, 2015 to $766.6 million during the six months ended June 30, 2016. Service revenue for the six months ended June 30, 2016 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies, offset by an unfavorable impact of $3.2 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs increased by $59.6 million, or 13.6%, from $438.8 million during the six months ended June 30, 2015 to $498.4 million during the six months ended June 30, 2016. The increase in direct costs is primarily due to an increase in salaries and related benefits of $75.9 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $12.4 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of service revenue decreased from 65.6% during the six months ended June 30, 2015 to 65.0% during the six months ended June 30, 2016. This decrease in direct costs as a percentage of service revenue is primarily due to the favorable impact from foreign currency exchange rate fluctuations.

Selling, general and administrative expenses increased by $12.7 million, or 10.6%, from $119.7 million during the six months ended June 30, 2015 to $132.5 million during the six months ended June 30, 2016. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, as we continue to hire staff to support our growing business. Selling, general and administrative expenses as a percentage of service revenue decreased from 17.9% during the six months ended June 30, 2015 to 17.3% during the six months ended June 30, 2016. The decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued efforts to effectively manage our selling and administrative functions.

For the six months ended June 30, 2016, we incurred transaction-related expenses of $31.8 million. The costs consist of $4.9 million of stock-based compensation expense associated with the release of the transfer restrictions on a portion of shares issuable upon exercise of vested service-based options in connection with the announcement of our March and May 2016 secondary offerings.The costs also consist of $24.5 million of one-time stock-based compensation expense related to the accelerated vesting and release of the transfer restrictions of certain performance-based stock options. In addition, we incurred $2.4 million of third-party fees associated with the secondary offerings and the closing of our accounts receivable financing agreement. There were no transaction-related expenses incurred for the six months ended June 30, 2015.

Depreciation and amortization expense decreased by $3.9 million, or 10.2%, from $38.5 million during the six months ended June 30, 2015 to $34.5 million during the six months ended June 30, 2016. Depreciation and amortization expense as a percentage of service revenue was 5.8% during the six months ended June 30, 2015 and 4.5% during the six months ended June 30, 2016. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due the continued amortization of our acquired intangibles which are amortized on an accelerated basis.

Interest expense, net, decreased by $2.1 million from $30.8 million during the six months ended June 30, 2015 to $28.7 million during the six months ended June 30, 2016. Principal repayments on our long-term debt during 2015 and the first quarter of 2016, as well as a 0.6% decrease in the weighted average interest rate on our outstanding debt as compared to the six months ended June 30, 2015, resulted in a $3.6 million reduction in interest expense. Additionally, interest expense decreased by $0.9 million due to lower amortization of debt issuance costs, which was offset by an increase of $2.6 million of amortization on our terminated interest rate swaps and interest expense on our current interest rate swap.

Loss on extinguishment of debt was $21.5 million during the six months ended June 30, 2016 and there were no losses on extinguishment of debt during the six months ended June 30, 2015. The loss on extinguishment of debt incurred during the six months ended June 30, 2016 was associated with our cash tender offer on our Senior Notes. The loss consists of the $17.4 million early tender premium, the write-off of $3.7 million of unamortized debt issuance costs, and $0.4 million of other costs associated with the transaction.

Foreign currency gains, net increased by $3.0 million from gains of $5.1 million during the six months ended June 30, 2015 to $8.1 million of gains during the six months ended June 30, 2016. The change in foreign currency gains is primarily due to the weakening of the British Pound against foreign currencies, including the U.S. Dollar, following Brexit. The foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Provision for income taxes decreased by $6.6 million from $13.6 million during the six months ended June 30, 2015 to $7.0 million during the six months ended June 30, 2016. Our effective tax rate was 26.1% and 30.3% during the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate of 4.2% was primarily attributable to the change in our overall distribution of projected income among our domestic and foreign subsidiaries which are typically taxed at a lower rate, the inclusion of certain research and development tax credits, and the release of a valuation allowance in one of our foreign subsidiaries.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of June 30, 2016, we had approximately $95.9 million of cash and cash equivalents of which $25.6 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $992.7 million during the six months ended June 30, 2016, including $125.0 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $851.1 million during the six months ended June 30, 2015, including $116.2 million of funds received from customers to pay investigators. The increase in cash collections during the six months ended June 30, 2016 is related to our increase in revenue, driven by an increase in new business awards, an increase in our backlog, and improved cash payment schedules contained in our master service agreements and our statements of work.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the six months ended June 30, 2016, net cash provided by operations was $6.8 million, compared to $30.0 million for the same period of 2015. Cash provided by operating activities decreased over the prior year due to the $17.4 million early tender premium associated with our extinguishment of debt, which was partially offset by increased cash flows from our operating performance as well as an increase in cash outflows from working capital. The changes in working capital were driven by a $11.0 million decrease in accounts payable and accrued expenses during the six months ended June 30, 2016 as compared to $18.2 million increase during the same period of 2015 and is attributable to the timing and payment of invoices. This is partially offset by an improvement in cash outflows from our accounts receivable, unbilled services, and advanced billings accounts, driven by a slower rate of increase in our days sales outstanding during the six months ended June 30, 2016, as compared to the same period of 2015.

Cash Flow from Investing Activities

Net cash used in investing activities was $19.1 million during the six months ended June 30, 2016, compared to $20.6 million for the same period of 2015. The decrease in cash outflows was primarily due to a $6.7 million change in cash flows related to our WuXiPRA joint venture. During the six months ended June 30, 2015, we made a $3.0 million capital contribution to WuXiPRA and, during the six months ended June 30, 2016, we received $3.7 million from the sale of our ownership stake in the joint venture. This is partially offset by the $4.6 million payment for the acquisition of Nextrials, Inc. made in the current year.

Cash Flow from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2016 was $13.2 million compared to $32.5 million for the same period of 2015. During 2016, we borrowed $120.0 million under our new accounts receivable financing agreement and we repaid $133.6 million aggregate principal amount of our Senior Notes as part of the cash tender offer. During the six months ended June 30, 2015, we voluntarily repaid $30.0 million of our term loan and made a $2.0 payment on our ClinStar acquisition-related contingent consideration.

Indebtedness

As of June 30, 2016, we had $900.4 million of total indebtedness. Additionally, our senior secured credit agreement provides for a $125.0 million revolving credit facility. There were no amounts drawn on this revolving credit facility on June 30, 2016. In addition, at June 30, 2016, we had $4.0 million in letters of credit outstanding, which are secured by the revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of June 30, 2016, we were in compliance with these covenants.

Accounts Receivable Financing Agreement

In March 2016, we entered into a $140.0 million accounts receivable financing agreement, of which $120.0 million was outstanding on June 30, 2016. These borrowings were used to repay our revolving credit facility that funded the cash tender offer for the Senior Notes. As of June 30, 2016, the weighted average interest rate on the accounts receivable financing agreement was 2.23%.

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

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms. At June 30, 2016, there was $20.0 million remaining capacity available under the accounts receivable financing agreement.

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

As a result of these changes, our long-term debt obligations as of June 30, 2016 are as follows:

	Payments Due by Period
	Remaining 2016 (6 Months)	2017 to 2018	2019 to 2020	Thereafter	Total
	(in thousands)
Principal payments on long-term debt (1)	$—	$—	$809,000	$91,441	$900,441
Interest payments on long-term debt (1)	21,558	85,671	72,227	23,890	203,346
Total	$21,558	$85,671	$881,227	$115,331	$1,103,787

(1)   Principal payments are based on the terms contained in our agreements.  Interest payments are based on the interest rate in effect on June 30, 2016.

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

Item 4. Controls and Procedures

As of June 30, 2016, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 25, 2016, except as noted below.

The vote by the United Kingdom to leave the European Union could adversely affect us.

On June 23, 2016, the U.K. held a referendum in which a majority of voters approved an exit from the E.U., commonly referred to as “Brexit.” The referendum was voluntary and not mandatory and, as a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

PRA HEALTH SCIENCES, INC.

/s/ Linda Baddour
Linda Baddour
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: July 29, 2016

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Condensed Financial Statements

*	Filed herewith