Form 10-Q
period 2016-09-30
PRA Health Sciences, Inc.
filed 2016-11-03
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number: 001-36732

PRA Health Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3640387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4130 ParkLake Avenue, Suite 400, Raleigh, NC 27612

(Address of principal executive offices) (Zip Code)

(919) 786-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ◻
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	61,408,892 shares outstanding as of October 31, 2016

PRA HEALTH SCIENCES, INC.

FORM 10-Q

FOR QUARTER PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$130,343	$121,065
Restricted cash	5,235	5,060
Accounts receivable and unbilled services, net	447,146	415,077
Other current assets	42,286	32,574
Total current assets	625,010	573,776
Fixed assets, net	87,712	80,691
Goodwill	985,584	1,014,798
Intangible assets, net	492,243	533,938
Other assets	29,898	25,540
Total assets	$2,220,447	$2,228,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,743	$57,096
Accrued expenses and other current liabilities	145,167	139,155
Advanced billings	318,218	333,729
Total current liabilities	500,128	529,980
Long-term debt, net	882,446	889,514
Other long-term liabilities	99,855	106,527
Total liabilities	1,482,429	1,526,021
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized shares at September 30, 2016 and December 31, 2015; 61,309,444 and 60,245,009 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	613	602
Additional paid-in capital	863,334	828,347
Accumulated other comprehensive loss	(186,159)	(132,307)
Retained earnings	60,230	6,080
Total stockholders' equity	738,018	702,722
Total liabilities and stockholders' equity	$2,220,447	$2,228,743

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$399,841	$345,096	$1,166,410	$1,013,582
Reimbursement revenue	53,414	58,414	172,915	171,354
Total revenue	453,255	403,510	1,339,325	1,184,936
Operating expenses:
Direct costs	259,910	212,808	758,333	651,646
Reimbursable out-of-pocket costs	53,414	58,414	172,915	171,354
Selling, general and administrative	67,190	63,091	199,648	182,831
Transaction-related costs	—	—	31,785	—
Depreciation and amortization	17,708	19,762	52,246	58,217
Loss on disposal of fixed assets	219	256	290	451
Income from operations	54,814	49,179	124,108	120,437
Interest expense, net	(13,779)	(15,255)	(42,525)	(46,064)
Loss on extinguishment of debt	—	—	(21,485)	—
Foreign currency gains, net	1,182	3,697	9,264	8,797
Other income (expense), net	20	(947)	(85)	(1,507)
Income before income taxes and equity in gains (losses) of unconsolidated joint ventures	42,237	36,674	69,277	81,663
Provision for income taxes	10,821	10,696	17,869	24,341
Income before equity in gains (losses) of unconsolidated joint ventures	31,416	25,978	51,408	57,322
Equity in gains (losses) of unconsolidated joint ventures, net of tax	33	(2,319)	2,742	(4,061)
Net income	$31,449	$23,659	$54,150	$53,261
Net income per share attributable to common stockholders:
Basic	$0.52	$0.39	$0.89	$0.89
Diluted	$0.49	$0.37	$0.84	$0.84
Weighted average common shares outstanding:
Basic	60,937	60,050	60,579	59,917
Diluted	64,521	63,504	64,268	63,082

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$31,449	$23,659	$54,150	$53,261
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,211)	(22,179)	(55,548)	(32,303)
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $0, ($1,808), $0, and ($2,508)	127	(5,724)	(2,546)	(10,192)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $0, $0, $0, and $0	1,617	158	4,242	227
Comprehensive income (loss)	$21,982	$(4,086)	$298	$10,993

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$54,150	$53,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,246	58,217
Amortization of debt issuance costs and discount	3,514	4,822
Amortization of terminated interest rate swaps	3,334	—
Stock-based compensation	4,940	3,634
Non-cash transaction-related costs	29,421	—
Unrealized foreign currency gains	(9,380)	(11,749)
Loss on extinguishment of debt	3,661	—
Deferred income taxes	(8,076)	(2,213)
Equity in (gains) losses of unconsolidated joint ventures	(2,742)	4,061
Other reconciling items	41	2,766
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and advanced billings	(52,290)	(66,640)
Other operating assets and liabilities	(29,609)	26,043
Net cash provided by operating activities	49,210	72,202
Cash flows from investing activities:
Purchase of fixed assets	(25,657)	(26,035)
Cash paid for interest on interest rate swap	(913)	—
Cash paid to terminate interest rate swaps	—	(32,907)
Investment in unconsolidated joint venture	—	(23,000)
Proceeds from the sale of WuXiPRA	3,700	—
Acquisition of Value Health Solutions, Inc., net of cash acquired	—	(543)
Proceeds from the sale of fixed assets	—	44
Payment of ClinStar, LLC working capital settlement	—	(1,693)
Acquisition of Nextrials, Inc., net of cash acquired	(4,768)	—
Net cash used in investing activities	(27,638)	(84,134)
Cash flows from financing activities:
Proceeds from accounts receivable financing agreement	120,000	—
Repayment of senior notes	(133,559)	—
Repayment of term debt	—	(40,000)
Borrowings on line of credit	110,000	65,000
Repayments on line of credit	(110,000)	(45,000)
Payment of common stock issuance costs	—	(525)
Proceeds from stock option exercises	638	27
Payment of acquisition-related contingent consideration	—	(2,000)
Net cash used in financing activities	(12,921)	(22,498)
Effects of foreign exchange changes on cash and cash equivalents	627	(2,324)
Change in cash and cash equivalents	9,278	(36,754)
Cash and cash equivalents, beginning of period	121,065	85,192
Cash and cash equivalents, end of period	$130,343	$48,438

Supplemental cash flow data
Non-cash investing and financing activities:
Cashless exercises of stock options	$5,278	$1,451
Issuance of common stock for the acquisition of Value Health Solutions, Inc.	$—	$1,582

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers," to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of reporting periods beginning after December 15, 2016. The FASB issued ASU No. 2016-08, 2016-10, and 2016-12 in March, April, and May 2016, respectively, all of which amend the guidance in ASU No. 2014-09. ASU No. 2016-08 clarifies implementation guidance on principal versus agent considerations. ASU No. 2016-10 clarifies implementation guidance on identifying performance obligations and accounting for licenses of intellectual property. ASU No. 2016-12 does not change the core revenue recognition principles, but instead addresses certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, completed contracts and contract modifications at transition. The Company is currently assessing the potential impact of ASU No. 2014-09, 2016-08, 2016-10, and 2016-12 on the Company's consolidated condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2016-02 on the Company’s consolidated condensed financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments,” which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on the consolidated condensed financial statements.

Secondary Offerings

In March and May 2016, KKR PRA Investors L.P., or KKR, and certain executive officers of the Company sold a total of 10,000,000 shares of the Company’s common stock as part of the secondary offerings, or, collectively, the Secondary Offerings. The Company incurred professional fees in connection with the Secondary Offerings of $1.0 million during nine months ended September 30, 2016. The fees are included in transaction-related costs in the accompanying consolidated condensed statement of operations. As of September 30, 2016, KKR owned 49.3% of the Company’s outstanding common stock.

(2) Business Combination

On March 18, 2016, the Company acquired all of the outstanding shares of Nextrials, Inc., or Nextrials, a developer of web-based software which integrates electronic health records with clinical trials, for $4.8 million in cash and contingent consideration in the form of potential earn-out payments of up to $3.0 million. Earn-out payments totaling $2.0 million and $1.0 million are contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 30-month period following closing. The Company recognized a liability of approximately $2.3 million as the estimated acquisition date fair value of the earn-out; $0.7 million is included in accrued expenses and other current liabilities and $1.6 million is included in other long-term liabilities in the consolidated condensed balance sheet as of September 30, 2016. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in earnings in the period of the change. The fair value of the contingent consideration increased by $0.1 million during the three and nine months ended September 30, 2016. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

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

The Company’s purchase price allocation is as follows (in thousands):

	Purchase	Weighted
	Price	Amortization
	Allocation	Period
Cash and cash equivalents	$94
Accounts receivable	211
Other current assets	96
Property, plant and equipment	111
Software intangible	5,574	5 years
Accounts payable and accrued expenses	(1,585)
Other long-term liabilities	(11)
Estimated fair value of net assets acquired	4,490
Purchase price, including contingent consideration and net of working capital settlement	7,145
Total goodwill	$2,655

Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results.

(3) Joint Ventures

On May 6, 2016, the Company and WuXi AppTec (Shanghai) Co., Ltd. (“WuXi”) finalized an agreement to dissolve the WuXiPRA Clinical Research (Shanghai) Co., Ltd. joint venture (“WuXiPRA”). Under the agreement, the Company sold its 49% portion of the joint venture located in mainland China for $4.0 million, which subsequently became a wholly owned subsidiary of WuXi. The portion of the joint venture located in Hong Kong became a wholly owned subsidiary of the Company and was acquired for $0.3 million. In addition, the Company retained its Strategic Solutions business in China and Hong Kong. Upon termination, the Company and WuXi formed a preferred provider relationship under which WuXi will provide full-service clinical trial services for global clinical trials subcontracted by the Company in China. As a result of the transaction, the Company recognized a $3.3 million gain on the sale, which is recorded in the equity in gains (losses) of unconsolidated joint ventures in the accompanying consolidated condensed statement of operations.

The acquisition of the WuXiPRA joint venture’s Hong Kong operations was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date.  In connection with the acquisition, the Company recorded approximately $0.6 million of goodwill, which is attributable to the workforce of the acquired business. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$—	$1,610	$—	$1,610
Contingent consideration	—	—	3,388	3,388
Total	$—	$1,610	$3,388	$4,998

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

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the nine months ended September 30, 2016 (in thousands):

Contingent Consideration - Accrued expenses and other long-term liabilities
Balance at December 31, 2015	$999
Initial estimate of Nextrials contingent consideration	2,282
Revaluations included in earnings	107
Balance at September 30, 2016	$3,388

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

As of September 30, 2016, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,477.8 million were identified as Level 3. These assets are comprised of goodwill of $985.6 million and identifiable intangible assets, net of $492.2 million.

Refer to Note 8, Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

(5) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of September 30, 2016, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer C	11.7%	-	10.8%	-
Customer A	10.4%	11.4%	10.7%	11.0%
Customer D	10.2%	-	-	-

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	September 30,	December 31,
	2016	2015
Customer C	13.7%	-
Customer A	12.5%	13.4%
Customer B	-	10.1%

(6) Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable	$312,018	$290,963
Unbilled services	136,644	126,755
	448,662	417,718
Less allowance for doubtful accounts	(1,516)	(2,641)
Total accounts receivable and unbilled services, net	$447,146	$415,077

(7) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2015	$1,014,798
Acquisition of Nextrials	2,655
Acquisition of the WuXiPRA joint venture’s Hong Kong operations	570
Currency translation	(32,439)
Balance at September 30, 2016	$985,584

There are no accumulated impairment charges as of September 30, 2016 and December 31, 2015.

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Customer relationships	$367,866	$380,721
Customer backlog	121,735	127,871
Trade names (definite-lived)	25,731	25,693
Patient list and other intangibles	28,974	23,400
Non-competition agreements	2,721	2,657
Total finite-lived intangible assets, gross	547,027	560,342
Accumulated amortization	(172,794)	(144,414)
Total finite-lived intangible assets, net	374,233	415,928
Trade names (indefinite-lived)	118,010	118,010
Total intangible assets, net	$492,243	$533,938

Amortization expense was $11.3 million and $34.3 million for the three and nine months ended September 30, 2016, respectively, and $14.3 million and $42.6 million for the three and nine months ended September 30, 2015, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2016 (remaining)	$11,258
2017	35,762
2018	31,592
2019	26,275
2020	25,016
2021 and thereafter	244,330
Total	$374,233

The estimated fair value of the Early Development Services, or EDS, reporting unit closely approximated its carrying value when the Company performed its annual goodwill impairment test during the fourth quarter of 2014. The Company made operational improvements during 2015 in order to improve the profitability of the EDS reporting unit. As a result of these changes, EDS saw growth in both backlog and new business awards that contributed to its improved financial performance during the year and led the Company to update its forecast for future periods. The Company considered all of these factors when it performed its most recent goodwill impairment test during the fourth quarter of 2015 and it was concluded that the estimated fair value of the EDS reporting unit exceeded its carrying value by $48.9 million or 23%. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company's ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in the fourth quarter of 2016.

(8) Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Term loans, first lien	$689,000	$689,000
Senior notes	91,441	225,000
Accounts receivable financing agreement	120,000	—
	900,441	914,000
Less debt issuances costs and discount	(17,995)	(24,486)
Total long-term debt, net	$882,446	$889,514

Principal payments on long-term debt are due as follows (in thousands):

2016 (remaining)	$—
2017	—
2018	—
2019	120,000
2020	689,000
2021 and thereafter	91,441
Total	$900,441

As collateral for borrowings under the credit agreement, or 2013 Credit Agreement, the Company granted a pledge on primarily all of its assets, and the stock of designated subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA ratios. The 2013 Credit Agreement also contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. After giving effect to the applicable restrictions on the payment of dividends under the 2013 Credit Agreement, subject to compliance with applicable law, as of September 30, 2016 and December 31,

2015, there was approximately $30.1 million and $3.0 million, respectively, free of restriction, which was available for the payment of dividends. The Company does not expect to pay dividends in the foreseeable future. The Company does not expect these covenants to restrict its liquidity, financial condition or access to capital resources in the foreseeable future. The 2013 Credit Agreement also contains customary representations, warranties, affirmative covenants, and events of default.

Revolving Credit Facilities

The Company’s revolving credit facilities provide for $125.0 million of potential borrowings and expire on September 23, 2018. The interest rate on the revolving credit facilities is based on LIBOR plus an applicable rate, based on the leverage ratio of the Company.  The Company, at its discretion, may choose interest periods of 1, 2, 3 or 6 months.  In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the revolver, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio. At September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the revolving credit facilities. In addition, at September 30, 2016 and December 31, 2015, the Company had $3.7 million and $4.4 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

Senior Notes

On March 17, 2016, the Company repaid $133.6 million aggregate principal amount of its 9.5% senior notes due 2023, or Senior Notes, as part of a cash tender offer. In accordance with the guidance in FASB’s Accounting Standards Codification, or ASC, No. 470-50, "Debt—Modifications and Extinguishments," the debt repayment was accounted for as a partial debt extinguishment. The repayment resulted in a $21.5 million loss on extinguishment of debt, which consists of a $17.4 million early tender premium, a $3.7 million write-off of unamortized debt issuance costs and $0.4 million of fees associated with the transaction for the nine months ended September 30, 2016.

Accounts Receivable Financing Agreement

In March 2016, the Company entered into a $140.0 million accounts receivable financing agreement, of which $120.0 million was outstanding as of September 30, 2016. The borrowings were used to repay amounts outstanding on the Company’s revolving credit facility that were used to fund the cash tender offer for the Senior Notes.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.6%.  The Company may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. As of September 30, 2016, the weighted average interest rate on the accounts receivable financing agreement was 2.30%.

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

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms. At September 30, 2016, there was $20.0 million of remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of borrowings under credit facilities and long-term debt was $914.5 million and $924.9 million at September 30, 2016 and December 31, 2015, respectively. The fair value of the Senior Notes, which totaled $102.9 million and $246.2 million at September 30, 2016 and December 31, 2015, respectively, was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions. The fair value of the term loans, borrowings under credit facilities, and accounts receivable financing agreement which totaled $811.6 million and $678.7 million at September 30, 2016 and December 31, 2015, respectively, was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(9) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

(10) Stock-Based Compensation

The Company granted 394,000 service-based options and 47,987 restricted stock awards, or RSAs, with a total grant date fair value of $5.9 million and $2.1 million, respectively, during the nine months ended September 30, 2016.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding at December 31, 2015	6,839,129	$11.39	6.8	$231.7
Granted	394,000	44.16
Exercised	(1,131,008)	5.23
Expired or forfeited	(270,345)	16.86
Outstanding at September 30, 2016	5,831,776	$14.54	6.9	$244.7
Exercisable at September 30, 2016	3,166,936	$10.13	6.1	$146.9

The Company’s RSAs and restricted stock units or, RSUs, collectively RSAs/RSUs, activity in 2016 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2015	143,984	$28.42	$6.5
Granted	47,987	43.28
Vested	(1,812)	27.60
Unvested at September 30, 2016	190,159	$32.17	$10.7

Stock-based compensation expense related to employee stock options and RSAs/RSUs is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct costs	$438	$385	$1,319	$812
Selling, general and administrative	1,228	1,229	3,621	2,822
Transaction-related costs	—	—	29,421	—
Total stock-based compensation expense	$1,666	$1,614	$34,361	$3,634

All stock options granted under the 2013 Stock Incentive Plan for Key Employees of PRA Health Sciences, Inc. and its Subsidiaries, or the Plan, are subject to transfer restrictions of the stock option's underlying shares once vested and exercised. This lack of marketability was included as a discount when calculating the grant date value of these options. In conjunction with the Secondary Offerings, the transfer restrictions on a portion of such shares issuable upon exercise of vested options granted under the Plan were released. The release of the transfer restrictions is considered a modification under FASB's ASC Topic 718, Stock Compensation. As a result of these modifications, the Company incurred approximately $4.9 million of incremental compensation expense associated with service-based options during the nine months ended September 30, 2016, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

In December 2013, the Company granted certain employees market-based options under the Plan that vest only upon the achievement of a specified internal rate of return from a liquidity event (“2.0x Options”). At the time of grant, no compensation expense was recorded as the 2.0x Options vest upon a liquidity event, which is not considered probable until the date it occurs. On January 20, 2016, the Compensation Committee of the Board of Directors adopted a resolution to adjust the vesting criteria for all 2.0x Options granted and still outstanding on such date.  Under the revised vesting criteria, the 2.0x Options vest upon the announcement of a secondary offering. This modification resulted in Type IV Improbable-to-Improbable modification. Since the secondary offering was deemed improbable due to the fact that it is outside of the Company’s control and cannot be considered probable until the date it occurs, no compensation expense was recognized on the January 20, 2016 modification date. On March 2, 2016, the Company announced a secondary offering of shares by KKR and certain management stockholders, and it became probable that the 2.0x Options would vest. In total, 835,551 2.0x Options held by current employees were modified. As a result of this modification, and the modifications associated with the transfer restrictions releases noted above, the Company incurred approximately $24.5 million of incremental compensation expense associated with the 2.0x Options during the nine months ended September 30, 2016, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

(11) Income Taxes

The Company’s effective income tax rate was 25.8% and 29.8% for the nine months ended September 30, 2016 and 2015, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35% for the nine months ended September 30, 2016 is primarily due to (i) income from foreign subsidiaries being taxed at rates lower than the U.S. statutory rate and (ii) the favorable impact of research and development tax credits.

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

As of September 30, 2016, the Company’s liability for unrecognized tax benefits was $11.2 million. If any portion of this $11.2 million is recognized that impacts the effective tax rate, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute of limitations expirations.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $4.9 million at September 30, 2016, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $4.9 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. During June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is final.

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

The following table presents the notional amounts and fair values (determined using level 2 inputs) of the Company’s derivatives as of September 30, 2016 and December 31, 2015 (in thousands):

		September 30, 2016		December 31, 2015
	Balance Sheet Classification	Notional amount	Asset/ (Liability)	Notional amount	Asset/ (Liability)
Derivatives in an asset position:
Interest rate swap	Other assets	$—	$—	$250,000	$28
Derivatives in a liability position:
Interest rate swap	Other long-term liabilities	250,000	(1,610)	—	—

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

The table below presents the effect of our derivatives on the consolidated condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2016	2015	2016	2015
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss) on derivatives	$127	$(7,532)	$(2,546)	$(12,700)
Amount of loss recognized in other income (expense), net on derivatives (ineffective portion)	—	(359)	—	(444)
Amount of loss recognized in other income (expense), net on derivatives (no longer qualify for hedge accounting)	—	(628)	—	(1,137)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(1,617)	(158)	(4,242)	(227)

The Company expects that $7.2 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(14) Related Party Transactions

At September 30, 2016 and December 31, 2015, KKR held $9.8 million and $14.7 million, respectively, in first lien term debt.

(15) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balance at December 31, 2015	$(106,072)	$(26,235)	$(132,307)
Other comprehensive loss before reclassifications, net of tax	(55,548)	(2,546)	(58,094)
Reclassification adjustments, net of tax	—	4,242	4,242
Balance at September 30, 2016	$(161,620)	$(24,539)	$(186,159)

The change in our foreign currency translation adjustment was due primarily to the movements in the British Pound exchange rates against the U. S. Dollar. The U. S. Dollar strengthened by 12.3% versus the British Pound between December 31, 2015 and September 30, 2016. The movement in the British Pound represented $65.6 million out of the $55.5 million foreign currency translation adjustment during the nine months ended September 30, 2016. The remaining foreign currency translation adjustment is primarily attributable to the U. S. Dollar’s depreciation against other major world-wide currencies, including the Euro and Russian Ruble.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	60,937	60,050	60,579	59,917
Effect of dilutive stock options and RSAs/RSUs	3,584	3,454	3,689	3,165
Diluted weighted average common shares outstanding	64,521	63,504	64,268	63,082

Anti-dilutive shares	359	212	314	96

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

Our gross new business awards for the nine months ended September 30, 2016 and 2015 were $1,686.4 million and $1,414.2 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the nine months ended September 30, 2016 and 2015 we had $197.2 million and $177.0 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at September 30, 2016 and 2015 was $2.8 billion and $2.3 billion, respectively.

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

Our service revenue was $1,166.4 million and $1,013.6 million during the nine months ended September 30, 2016 and 2015, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

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

Direct Costs

Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the nine months ended September 30, 2016 and 2015, the labor-related charges were 96.6% and 95.4% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 5.0% and 3.9% of total direct costs for the nine months ended September 30, 2016 and 2015, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 3.4% and 4.6% of total direct costs for the nine months ended September 30, 2016 and 2015, respectively.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro or British Pound. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. Dollars using the following average exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Dollars per:
Euro	1.12	1.11	1.12	1.11
British Pound	1.31	1.55	1.39	1.53

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015
(in thousands)
Revenue
Service revenue	$399,841	$345,096
Reimbursement revenue	53,414	58,414
Total revenue	453,255	403,510
Operating expenses
Direct costs	259,910	212,808
Reimbursable out-of-pocket costs	53,414	58,414
Selling, general and administrative	67,190	63,091
Depreciation and amortization	17,708	19,762
Loss on disposal of fixed assets	219	256
Income from operations	54,814	49,179
Interest expense, net	(13,779)	(15,255)
Foreign currency gains, net	1,182	3,697
Other income (expense), net	20	(947)
Income before income taxes and equity in gains (losses) of unconsolidated joint ventures	42,237	36,674
Provision for income taxes	10,821	10,696
Income before equity in gains (losses) of unconsolidated joint ventures	31,416	25,978
Equity in gains (losses) of unconsolidated joint ventures, net of tax	33	(2,319)
Net income	$31,449	$23,659

Service revenue increased by $54.7 million, or 15.9%, from $345.1 million during the three months ended September 30, 2015 to $399.8 million during the three months ended September 30, 2016. Service revenue for the three months ended September 30, 2016 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we provided on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs increased by $47.1 million, or 22.1%, from $212.8 million during the three months ended September 30, 2015 to $259.9 million during the three months ended September 30, 2016. The increase in direct costs is primarily due to an increase in salaries and related benefits of $50.6 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $3.9 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of service revenue increased from 61.7% during the three months ended September 30, 2015 to 65.0% during the three months ended September 30, 2016. This increase in direct costs as a percentage of service revenue is primarily due to the $8.5 million impact of research and development credits, or R&D Credits, recorded during the three months ended September 30, 2015 that related to prior years.

Selling, general and administrative expenses increased by $4.1 million, or 6.5%, from $63.1 million during the three months ended September 30, 2015 to $67.2 million during the three months ended September 30, 2016. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, as we continue to hire staff to support our growing business. Selling, general and administrative expenses as a percentage of service revenue decreased from 18.3% during the three months ended September 30, 2015 to 16.8% during the three months ended September 30, 2016. This decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued efforts to effectively manage our selling and administrative functions as we continue to grow revenue.

Depreciation and amortization expense decreased by $2.1 million, or 10.4%, from $19.8 million during the three months ended September 30, 2015 to $17.7 million for the three months ended September 30, 2016. Depreciation and amortization expense as a percentage of service revenue was 5.7% during the three months ended September 30, 2015 and 4.4% during the three months ended September 30, 2016. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due to the continued amortization of our acquired intangibles, which are amortized on an accelerated basis.

Interest expense, net decreased by $1.5 million from $15.3 million during the three months ended September 30, 2015 to $13.8 million for the three months ended September 30, 2016. Principal repayments on our long-term debt during 2015 and the first quarter of 2016, as well as a 1.0% decrease in the weighted average interest rate on our outstanding debt as compared to the three months ended September 30, 2015, resulted in a $2.5 million reduction in interest expense. Additionally, interest expense decreased $0.3 million due to lower amortization of debt issuance costs, which was offset by an increase of $1.5 million related to the amortization of our terminated interest rate swaps and interest expense on our current interest rate swap.

Foreign currency gains, net decreased by $2.5 million from $3.7 million during the three months ended September 30, 2015 to $1.2 million during the three months ended September 30, 2016. Foreign exchange gains and losses are due to fluctuations in the U.S. Dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended September 30, 2015, foreign currency gains were primarily due to the devaluation of the Canadian Dollar and British Pound against the U.S. Dollar by 7.9% and 3.5%, respectively.  During the three months ended September 30, 2016, the British Pound weakened against the U.S. Dollar by 3.0% following the decision by voters in the United Kingdom, or the U.K., to approve a referendum to exit the European Union, commonly referred to as Brexit, in June 2016.

Provision for income taxes increased by $0.1 million from $10.7 million during the three months ended September 30, 2015 to $10.8 million during the three months ended September 30, 2016. Our effective tax rate was 29.2% and 25.6% during the three months ended September 30, 2015 and 2016, respectively. The decrease in the effective tax rate of 3.6% was primarily attributable to the change in our overall distribution of projected income among our domestic and foreign subsidiaries which are typically taxed at a lower rate, the inclusion of certain research and development tax credits, and the enactment of a decrease in the U.K. statutory rate which had the impact of decreasing our net deferred tax liability.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015
(in thousands)
Revenue
Service revenue	$1,166,410	$1,013,582
Reimbursement revenue	172,915	171,354
Total revenue	1,339,325	1,184,936
Operating expenses
Direct costs	758,333	651,646
Reimbursable out-of-pocket costs	172,915	171,354
Selling, general and administrative	199,648	182,831
Transaction-related costs	31,785	—
Depreciation and amortization	52,246	58,217
Loss on disposal of fixed assets	290	451
Income from operations	124,108	120,437
Interest expense, net	(42,525)	(46,064)
Loss on extinguishment of debt	(21,485)	—
Foreign currency gains, net	9,264	8,797
Other expense, net	(85)	(1,507)
Income before income taxes and equity in gains (losses) of unconsolidated joint ventures	69,277	81,663
Provision for income taxes	17,869	24,341
Income before equity in gains (losses) of unconsolidated joint ventures	51,408	57,322
Equity in gains (losses) of unconsolidated joint ventures, net of tax	2,742	(4,061)
Net income	$54,150	$53,261

Service revenue increased by $152.8 million, or 15.1%, from $1,013.6 million during the nine months ended September 30, 2015 to $1,166.4 million during the nine months ended September 30, 2016. Service revenue for the nine months ended September 30, 2016 benefited from an increase in billable hours, offset by an unfavorable impact of $3.7 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years.

Direct costs increased by $106.7 million, or 16.4%, from $651.6 million during the nine months ended September 30, 2016 to $758.3 million during the nine months ended September 30, 2016. The increase in direct costs is primarily due to an increase in salaries and related benefits of $126.6 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $16.3 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of service revenue increased from 64.3% during the nine months ended September 30, 2015 to 65.0% during the nine months ended September 30, 2016. This increase in direct costs as a percentage of service revenue is primarily due to the $8.5 million impact of R&D Credits recorded in the nine months ended September 30, 2015 that related to prior years.

Selling, general and administrative expenses increased by $16.8 million, or 9.2%, from $182.8 million during the nine months ended September 30, 2015 to $199.6 million during the nine months ended September 30, 2016. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, as we continue to hire staff to support our growing business. Selling, general and administrative expenses as a percentage of service revenue decreased from 18.0% during the nine months ended September 30, 2015 to 17.1% during the nine months ended September 30, 2016. The decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued efforts to effectively manage our selling and administrative functions.

For the nine months ended September 30, 2016, we incurred transaction-related expenses of $31.8 million. The costs consist of $4.9 million of stock-based compensation expense associated with the release of the transfer restrictions on a portion of shares issuable upon exercise of vested service-based options in connection with the announcement of our March and May 2016 secondary offerings. The costs also consist of $24.5 million of one-time stock-based compensation expense related to the accelerated vesting and release of the transfer restrictions of certain performance-based stock options. In addition, we incurred $2.4 million of third-party fees associated with the secondary offerings and the closing of our accounts receivable financing agreement. There were no transaction-related expenses incurred for the nine months ended September 30, 2015.

Depreciation and amortization expense decreased by $6.0 million, or 10.3%, from $58.2 million during the nine months ended September 30, 2015 to $52.2 million during the nine months ended September 30, 2016. Depreciation and amortization expense as a percentage of service revenue was 5.7% during the nine months ended September 30, 2015 and 4.5% during the nine months ended September 30, 2016. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due the continued amortization of our acquired intangibles which are amortized on an accelerated basis.

Interest expense, net, decreased by $3.5 million from $46.1 million during the nine months ended September 30, 2015 to $42.5 million during the nine months ended September 30, 2016.  Principal repayments on our long-term debt during 2015 and the first quarter of 2016, as well as a 1.0% decrease in the weighted average interest rate on our outstanding debt as compared to the nine months ended September 30, 2015, resulted in a $6.1 million reduction in interest expense. Additionally, interest expense decreased by $1.3 million due to lower amortization of debt issuance costs, which was offset by an increase of $4.1 million related to the amortization of our terminated interest rate swaps and interest expense on our current interest rate swap.

Loss on extinguishment of debt was $21.5 million during the nine months ended September 30, 2016 and there were no losses on extinguishment of debt during the nine months ended September 30, 2015. The loss on extinguishment of debt incurred during the nine months ended September 30, 2016 was associated with our cash tender offer on our Senior Notes. The loss consists of the $17.4 million early tender premium, the write-off of $3.7 million of unamortized debt issuance costs, and $0.4 million of other costs associated with the transaction.

Foreign currency gains, net increased by $0.5 million from $8.8 million during the nine months ended September 30, 2015 to $9.3 million during the nine months ended September 30, 2016. Foreign exchange gains and losses are due to fluctuations in the U.S. Dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the nine months ended September 30, 2015 foreign currency gains were primarily due to the devaluation of the Canadian Dollar and Euro against the U.S. Dollar by 13.3% and 7.4%, respectively. During the nine months ended September 30, 2016, the foreign currency gains were primarily a result of the weakening of the British Pound against the U.S. Dollar by 12.3%, primarily due to Brexit.

Provision for income taxes decreased by $6.5 million from $24.3 million during the nine months ended September 30, 2015 to $17.9 million during the nine months ended September 30, 2016. Our effective tax rate was 29.8% and 25.8% during the nine months ended September 2015 and 2016, respectively. The decrease in the effective tax rate of 4.0% was primarily attributable to the change in our overall distribution of projected income among our domestic and foreign subsidiaries which are typically taxed at a lower rate, the inclusion of certain research and development tax credits, and the enactment of a decrease in the U.K. statutory rate which had the impact of decreasing our net deferred tax liability.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of September 30, 2016, we had approximately $130.3 million of cash and cash equivalents of which $43.1 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $1,513.6 million during the nine months ended September 30, 2016, including $188.1 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $1,305.2 million during the nine months ended September 30, 2015, including $167.3 million of funds received from customers to pay investigators. The increase in cash collections during the nine months ended September 30, 2016 months is related to our increase in revenue, driven by an increase in new business awards, an increase in our backlog, and improved cash payment schedules contained in our master service agreements and our statements of work.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the nine months ended September 30, 2016, net cash provided by operations was $49.2 million, compared to $72.2 million for the same period of 2015. Cash provided by operating activities decreased over the prior year primarily due to the $17.4 million early tender premium associated with our extinguishment of debt, which was partially offset by increased cash flows from our operating performance as well as an increase in cash outflows from working capital. The changes in working capital were driven by a $14.3 million decrease in accounts payable and accrued expenses during the nine months ended September 30, 2016 as compared to $31.0 million increase during the same period of 2015 and is attributable to the timing and payment of invoices. This is partially offset by an improvement in cash outflows from our accounts receivable, unbilled services, and advanced billings accounts, driven by a slower rate of increase in our days sales outstanding during the nine months ended September 30, 2016, as compared to the same period of 2015.

Cash Flow from Investing Activities

Net cash used in investing activities was $27.6 million during the nine months ended September 30, 2016, compared to $84.1 million for the same period of 2015. The decrease in cash outflows was primarily due to the $32.9 million payment for the termination of our interest rate swaps during the nine months ended September 30, 2015 and a $26.7 million change in cash flows related to our unconsolidated joint ventures. During the nine months ended September 30, 2015, we made $23.0 million in capital contributions to our unconsolidated joint ventures, and during the nine months ended September 30, 2016, we received $3.7 million from the sale of our ownership stake in our WuXiPRA joint venture.

Cash Flow from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2016 was $12.9 million compared to $22.5 million for the same period of 2015. During 2016, we borrowed $120.0 million under our new accounts receivable financing agreement and we repaid $133.6 million aggregate principal amount of our Senior Notes as part of the cash tender offer. During the nine months ended September 30, 2015, we voluntarily repaid $40.0 million of our term loan and had net borrowings of $20.0 million on our line of credit. In addition, we made a $2.0 million payment on our ClinStar acquisition-related contingent consideration in the prior year.

Indebtedness

As of September 30, 2016, we had $900.4 million of total indebtedness. Additionally, our senior secured credit agreement provides for a $125.0 million revolving credit facility. There were no amounts drawn on this revolving credit facility on September 30, 2016. In addition, at September 30, 2016, we had $3.7 million in letters of credit outstanding, which are secured by the revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of September 30, 2016, we were in compliance with these covenants.

Accounts Receivable Financing Agreement

In March 2016, we entered into a $140.0 million accounts receivable financing agreement, of which $120.0 million was outstanding on September 30, 2016. These borrowings were used to repay our revolving credit facility that funded the cash tender offer for the Senior Notes. As of September 30, 2016, the weighted average interest rate on the accounts receivable financing agreement was 2.30%.

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

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms. At September 30, 2016, there was $20.0 million remaining capacity available under the accounts receivable financing agreement.

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

As a result of these changes, our long-term debt obligations as of September 30, 2016 are as follows:

	Payments Due by Period
	Remaining 2016 (3 Months)	2017 to 2018	2019 to 2020	Thereafter	Total
	(in thousands)
Principal payments on long-term debt (1)	$—	$—	$809,000	$91,441	$900,441
Interest payments on long-term debt (1)	10,801	85,842	72,227	23,888	192,758
Total	$10,801	$85,842	$881,227	$115,329	$1,093,199

(1)	Principal payments are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on September 30, 2016.

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

Item 4. Controls and Procedures

As of September 30, 2016, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 25, 2016 and in Part II of our Form 10-Q, as filed on July 29, 2016.

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
(Authorized Signatory)

Date: November 3, 2016

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

101

The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith