Form 10-Q
period 2017-03-31
PRA Health Sciences, Inc.
filed 2017-04-26
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ◻

(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	62,471,714 shares outstanding as of April 24, 2017

PRA HEALTH SCIENCES, INC.

FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$123,465	$144,623
Restricted cash	1,608	4,715
Accounts receivable and unbilled services, net	497,128	439,053
Other current assets	40,831	36,346
Total current assets	663,032	624,737
Fixed assets, net	88,894	87,577
Goodwill	976,907	971,980
Intangible assets, net	467,853	473,976
Other assets	32,581	32,121
Total assets	$2,229,267	$2,190,391
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$35,156	$31,250
Accounts payable	53,388	51,335
Accrued expenses and other current liabilities	156,930	149,113
Advanced billings	326,830	332,501
Total current liabilities	572,304	564,199
Long-term debt, net	785,726	797,052
Other long-term liabilities	96,454	99,888
Total liabilities	1,454,484	1,461,139
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized shares at March 31, 2017 and December 31, 2016; 62,253,243 and 61,597,705 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	623	616
Additional paid-in capital	882,039	879,067
Accumulated other comprehensive loss	(207,358)	(224,686)
Retained earnings	99,479	74,255
Total stockholders' equity	774,783	729,252
Total liabilities and stockholders' equity	$2,229,267	$2,190,391

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Service revenue	$427,080	$372,320
Reimbursement revenue	60,680	57,903
Total revenue	487,760	430,223
Operating expenses:
Direct costs	287,512	243,487
Reimbursable out-of-pocket costs	60,680	57,903
Selling, general and administrative	74,268	63,990
Transaction-related costs	—	28,916
Depreciation and amortization	15,192	16,953
Loss on disposal of fixed assets, net	82	28
Income from operations	50,026	18,946
Interest expense, net	(9,527)	(15,366)
Loss on extinguishment of debt	—	(21,485)
Foreign currency losses, net	(7,254)	(2,790)
Other expense, net	(180)	—
Income (loss) before income taxes and equity in income (loss) of unconsolidated joint ventures	33,065	(20,695)
Provision for (benefit from) income taxes	7,883	(5,264)
Income (loss) before equity in income (loss) of unconsolidated joint ventures	25,182	(15,431)
Equity in income (loss) of unconsolidated joint ventures, net of tax	42	(538)
Net income (loss)	$25,224	$(15,969)
Net income (loss) per share attributable to common stockholders:
Basic	$0.41	$(0.27)
Diluted	$0.39	$(0.27)
Weighted average common shares outstanding:
Basic	61,578	60,199
Diluted	65,439	60,199

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$25,224	$(15,969)
Other comprehensive income (loss):
Foreign currency translation adjustments	15,459	(5,539)
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $0 and $0	178	(1,642)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $0 and $0	1,691	899
Comprehensive income (loss)	$42,552	$(22,251)

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$25,224	$(15,969)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15,192	16,953
Amortization of debt issuance costs and discount	482	1,195
Amortization of terminated interest rate swaps	1,528	899
Stock-based compensation	1,930	1,504
Non-cash transaction-related costs	—	26,827
Unrealized foreign currency losses	6,067	3,888
Loss on extinguishment of debt	—	21,485
Deferred income taxes	(3,614)	(13,820)
Other reconciling items	562	567
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and advanced billings	(63,659)	(17,384)
Other operating assets and liabilities	5,492	(5,746)
Net cash (used in) provided by operating activities	(10,796)	20,399
Cash flows from investing activities:
Purchase of fixed assets	(7,972)	(8,138)
Cash paid for interest on interest rate swap	(341)	(302)
Proceeds from the sale of fixed assets	24	—
Acquisition of Nextrials, Inc., net of cash acquired	—	(4,147)
Net cash used in investing activities	(8,289)	(12,587)
Cash flows from financing activities:
Proceeds from accounts receivable financing agreement	—	120,000
Repayment of long-term debt	(7,813)	(133,559)
Borrowings on line of credit	—	110,000
Repayments on line of credit	—	(110,000)
Payment of debt prepayment and debt extinguishment costs	—	(17,824)
Proceeds from stock option exercises	1,049	40
Net cash used in financing activities	(6,764)	(31,343)
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	1,584	482
Change in cash, cash equivalents, and restricted cash	(24,265)	(23,049)
Cash, cash equivalents, and restricted cash, beginning of period	149,338	126,125
Cash, cash equivalents, and restricted cash, end of period	$125,073	$103,076

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2017

(1) Basis of Presentation

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of PRA Health Sciences, Inc. and its subsidiaries, or the Company. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Implemented Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update includes provisions intended to simplify various aspects of accounting for share-based compensation. In addition, ASU No. 2016-09 went into effect for public companies for annual periods beginning after December 15, 2016. The Company adopted this ASU beginning with the first quarter of 2017. The adoption of this ASU had the following effects on the consolidated condensed financial statements:

Income taxes - The standard requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of operations. The Company applied the modified retrospective adoption approach beginning in 2017 and recorded a cumulative-effect adjustment to retained earnings and reduced its deferred tax liabilities by $12.7 million with an offsetting increase to the valuation allowance of $12.7 million. As such, the net impact to retained earnings was zero. The Company continuously evaluates its need for a valuation allowance on its net deferred tax assets based upon the weight of available evidence. If the Company is able to support the recognition of certain net deferred tax assets in the future, it is noted that an additional tax benefit from the release of this additional valuation could occur at that time. This adjustment relates to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting.

Forfeitures – The standard provides an accounting policy election to account for forfeitures as they occur. The Company made this accounting policy election and the modified retrospective adoption for this component of the standard did not have a material impact on its financial statements.

Statements of Cash Flows - Cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from other income tax cash flows. The Company adopted this component of the standard on a prospective basis.

Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, the Company is no longer required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share. The Company adopted this component of the standard on a prospective basis.

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

The Company early adopted both ASUs during the fourth quarter of 2016. As a result of the retrospective application of ASU No. 2016-15, $17.8 million of payments of debt prepayment and debt extinguishment costs originally recorded as operating cash outflows were reclassified to financing outflows in the consolidated condensed statement of cash flows for the three months ended March 31, 2016. The retrospective application of ASU No. 2016-18 resulted in restricted cash being reclassified as a component of cash, cash equivalents, and restricted cash in the consolidated condensed statement of cash flows for all periods presented.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers.” The new revenue standard establishes a single revenue recognition model for recognizing contracts from customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property.

The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method.

The Company plans to adopt the new revenue guidance as of January 1, 2018 and is currently evaluating the transition methods and the potential impact to the its consolidated financial statements. The Company has established an implementation team that consists of both internal resources and external advisors to assist with the adoption of the new standard. During the first quarter of 2017, the Company completed its preliminary review of a representative sample of contracts from its contract portfolio and is currently evaluating and documenting the key qualitative judgments associated with the adoption of the new revenue standard. The evaluation and implementation process is ongoing and is expected to continue throughout 2017 as the Company performs an analysis on its contract portfolio to identify potential differences from its current accounting policies, and as it reviews the business processes, systems and controls required to support recognition and disclosure under the new standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The provisions of ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2016-02 on the its consolidated financial statements.

Restricted cash

The Company receives cash advances from its customers to be used for the payment of investigator fees and other pass‑through expenses. The terms of certain customer contracts require that such advances be maintained in separate escrow accounts; these accounts are not commingled with the Company’s cash and cash equivalents and are presented separately in the consolidated condensed balance sheets as restricted cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows:

	March 31,		December 31,
	2017	2016	2016	2015
Cash and cash equivalents	$123,465	$97,644	$144,623	$121,065
Restricted cash	1,608	5,432	4,715	5,060
Total cash, cash equivalents, and restricted cash	$125,073	$103,076	$149,338	$126,125

(2) Business Combination

On March 18, 2016, the Company acquired all of the outstanding shares of Nextrials, Inc., or Nextrials, a developer of web-based software which integrates electronic health records with clinical trials, for $4.8 million in cash and contingent consideration in the form of potential earn-out payments of up to $3.0 million. Earn-out payments totaling $2.0 million and $1.0 million are contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 30-month period following closing. The Company recognized a liability of approximately $2.3 million as the estimated acquisition date fair value of the earn-out; the fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in earnings in the period of the change. The fair value of the contingent consideration increased by $0.1 million for the three months ended March 31, 2017. As of March 31, 2017, the earn-out liability totaled $1.8 million; $0.8 million is included in accrued expenses and other current liabilities and $1.0 million is included in other long-term liabilities in the consolidated condensed balance sheet. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

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

The Company’s purchase price allocation is as follows (in thousands):

	Purchase	Weighted
	Price	Amortization
	Allocation	Period
Cash and cash equivalents	$94
Accounts receivable	211
Other current assets	96
Property, plant and equipment	111
Software intangible	5,574	5 years
Accounts payable and accrued expenses	(1,585)
Other long-term liabilities	(1,663)
Estimated fair value of net assets acquired	2,838
Purchase price, including contingent consideration and net of working capital settlement	7,145
Total goodwill	$4,307

The Company has not disclosed fiscal year 2016 or pro-forma revenue and earnings attributable to Nextrials as they are immaterial.

(3) Fair Value Measurements

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$593	$—	$—	$593
Total	$593	$—	$—	$593
Liabilities:
Interest rate swap	$—	$100	$—	$100
Contingent consideration	—	—	2,794	2,794
Total	$—	$100	$2,794	$2,894

The Company's marketable securities are included in other current assets in the consolidated condensed balance sheet. These marketable securities are recorded at fair value using quoted prices in an active market.

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

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the three months ended March 31, 2017 (in thousands):

Contingent
Consideration -
Accrued expenses and
other long-term
liabilities
Balance at December 31, 2016	$2,754
Revaluations included in earnings	40
Balance at March 31, 2017	$2,794

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

As of March 31, 2017, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,444.8 million were identified as Level 3. These assets are comprised of goodwill of $976.9 million and identifiable intangible assets, net of $467.9 million.

Refer to Note 7, Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

(4) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of March 31, 2017, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended March 31,
	2017	2016
Customer A	11.3%	—

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	March 31,	December 31,
	2017	2016
Customer A	12.7%	12.0%

(5) Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Accounts receivable	$340,491	$284,647
Unbilled services	158,064	155,609
	498,555	440,256
Less allowance for doubtful accounts	(1,427)	(1,203)
Total accounts receivable and unbilled services, net	$497,128	$439,053

(6) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2016	$971,980
Currency translation	4,927
Balance at March 31, 2017	$976,907

There are no accumulated impairment charges as of March 31, 2017 and December 31, 2016.

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Customer relationships	$363,319	$360,328
Customer backlog	119,982	119,223
Trade names (definite-lived)	25,765	25,740
Patient list and other intangibles	28,974	28,974
Non-competition agreements	2,779	2,737
Total finite-lived intangible assets, gross	540,819	537,002
Accumulated amortization	(190,976)	(181,036)
Total finite-lived intangible assets, net	349,843	355,966
Trade names (indefinite-lived)	118,010	118,010
Total intangible assets, net	$467,853	$473,976

Amortization expense was $8.8 million and $11.3 million for the three months ended March 31, 2017 and 2016, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2017 (remaining)	$26,578
2018	31,304
2019	26,026
2020	24,776
2021	22,666
2022 and thereafter	218,493
Total	$349,843

The estimated fair value of the Early Development Services, or EDS, reporting unit closely approximated its carrying value when the Company performed its annual goodwill impairment test during the fourth quarter of 2014. The Company made operational improvements during 2015 and 2016 in order to improve the profitability of the EDS reporting unit. As a result of these changes, EDS saw growth in both backlog and new business awards that contributed to its improved financial performance during both years and led the Company to update its forecast for future periods. The Company considered all of these factors when it performed its most recent goodwill impairment test during the fourth quarter of 2016 and it was concluded that the estimated fair value of the EDS reporting unit exceeded its carrying value by approximately $70.0 million or 33%. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company's ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2017 or later.

(7) Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Term loans, first lien	$617,187	$625,000
Senior notes	91,441	91,441
Accounts receivable financing agreement	120,000	120,000
	828,628	836,441
Less debt issuances costs and discount	(7,746)	(8,139)
	820,882	828,302
Less current portion	(35,156)	(31,250)
Total long-term debt, net	$785,726	$797,052

Principal payments on long-term debt are due as follows (in thousands):

2017 (remaining)	$23,437
2018	46,875
2019	166,875
2020	62,500
2021	437,500
2022 and thereafter	91,441
Total	$828,628

2016 Credit Facilities

As collateral for borrowings under the senior secured credit facilities, or 2016 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of wholly‑owned U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt‑to‑EBITDA and interest expense-to-EBITDA ratios. The 2016 Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses and clauses restriction, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the 2016 Credit Facilities, subject to compliance with applicable law, as of March 31, 2017 and December 31, 2016, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The Company does not expect to pay dividends in the foreseeable future. The Company does not expect these covenants to restrict its liquidity, financial condition or access to capital resources in the foreseeable future. The 2016 Credit Facilities also contains customary representations, warranties, affirmative covenants, and events of default. For the three months ended March 31, 2017, the weighted average interest rate on the first lien term loan was 2.75%.

Revolving Credit Facilities

The Company’s revolving credit facilities provide for $125.0 million of potential borrowings and expire on December 6, 2021. The interest rate on the revolving credit facilities is based on the LIBOR with a 0% LIBOR floor or ABR rate, at the election of the Company, plus an applicable margin, based on the leverage ratio of the Company. The Company, at its discretion, may elect interest periods of 1, 2, 3 or 6 months. The Company is required to pay to the lenders a commitment fee ranging from 0.2% to 0.4% based on the Company’s debt-to-EBITDA ratio. At March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings under the revolving credit facilities. In addition, at March 31, 2017 and December 31, 2016, the Company had $3.7 million and $7.0 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

Senior Notes

On March 17, 2016, the Company repaid $133.6 million aggregate principal amount of its 9.5% senior notes due 2023, or Senior Notes, as part of a cash tender offer. In accordance with the guidance in the FASB’s Accounting Standards Codification, or ASC, 470-50, "Debt—Modifications and Extinguishments," the debt repayment was accounted for as a partial debt extinguishment. The repayment resulted in a $21.5 million loss on extinguishment of debt, which consists of a $17.4 million early tender premium, a $3.7 million write-off of unamortized debt issuance costs and $0.4 million of fees associated with the transaction for the three months ended March 31, 2016.

The Senior Notes agreement contains certain provisions that restrict the payment of dividends from the Company’s subsidiaries to the parent company. As a result, there are no material balances present within the parent company that are available for the payment of dividends as the parent company did not have any net income during 2016 or the three months ended March 31, 2017, that was free of restrictions. The Company does not expect to pay dividends in the foreseeable future.

Accounts Receivable Financing Agreement

In March 2016, the Company entered into a $140.0 million accounts receivable financing agreement, of which $120.0 million was outstanding as of March 31, 2017 and December 31, 2016. The borrowings were used to repay amounts outstanding on the Company’s revolving credit facility that were used to fund the cash tender offer for the Senior Notes.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.6%.  The Company may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. For the three months ended March 31, 2017, the weighted average interest rate on the accounts receivable financing agreement was 2.60%.

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

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms. At March 31, 2017 and December 31, 2016, there was $20.0 million of remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt was $837.7 million and $844.2 million at March 31, 2017 and December 31, 2016, respectively. The fair value of the Senior Notes, which totaled $100.5 million and $99.2 million at March 31, 2017 and December 31, 2016, respectively, was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions. The fair value of the term loans, borrowings under credit facilities, and accounts receivable financing agreement which totaled $737.2 million and $745.0 million at March 31, 2017 and December 31, 2016, respectively, was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(8) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

(9) Stock-Based Compensation

The Company granted 81,000 service-based options and 96,500 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $1.6 million and $5.7 million, respectively, during the three months ended March 31, 2017.

Aggregated information regarding the Company’s option plans is summarized below:

			Wtd. Average
			Remaining
		Wtd. Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(millions)
Outstanding at December 31, 2016	5,507,347	$15.38	6.7	$218.9
Granted	81,000	58.92
Exercised	(641,301)	8.74
Expired or forfeited	(40,957)	29.26
Outstanding at March 31, 2017	4,906,089	$16.85	6.8	$237.4
Exercisable at March 31, 2017	3,097,488	$11.51	6.2	$166.4

The Company’s RSAs/RSUs activity in 2017 is as follows:

		Wtd. Average
		Grant-Date	Intrinsic Value
	Awards	Fair Value	(millions)
Unvested at December 31, 2016	188,590	$32.63	$10.4
Granted	96,500	58.95
Vested	(1,812)	27.60
Unvested at March 31, 2017	283,278	$41.64	$18.5

Stock-based compensation expense related to employee stock options and RSAs/RSUs is summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Direct costs	$547	$428
Selling, general and administrative	1,383	1,076
Transaction-related costs	—	26,827
Total stock-based compensation expense	$1,930	$28,331

All stock options granted under the 2013 Stock Incentive Plan for Key Employees of PRA Health Sciences, Inc. and its Subsidiaries, or the Plan, are subject to transfer restrictions of the stock option's underlying shares once vested and exercised. This lack of marketability was included as a discount when calculating the grant date value of these options. In conjunction with the March 2016 secondary offering, the transfer restrictions on a portion of such shares issuable upon exercise of vested options granted under the Plan were released. The release of the transfer restrictions is considered a modification under ASC Topic 718, “Stock Compensation.” As a result of these modifications, the Company incurred approximately $3.0 million of incremental compensation expense associated with service-based options during the three months ended March 31, 2016, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

In December 2013, the Company granted certain employees market-based options under the Plan that vest only upon the achievement of a specified internal rate of return from a liquidity event (“2.0x Options”). At the time of grant, no compensation expense was recorded as the 2.0x Options vest upon a liquidity event, which is not considered probable until the date it occurs. On January 20, 2016, the Compensation Committee of the Board of Directors adopted a resolution to adjust the vesting criteria for all 2.0x Options granted and still outstanding on such date.  Under the revised vesting criteria, the 2.0x Options vest upon the announcement of a secondary offering. This modification resulted in Type IV Improbable-to-Improbable modification. Since the secondary offering was deemed improbable due to the fact that it is outside of the Company’s control and cannot be considered probable until the date it occurs, no compensation expense was recognized on the January 20, 2016 modification date. On March 2, 2016, the Company announced a secondary offering of shares by KKR and certain management stockholders, and it became probable that the 2.0x Options would vest. In total, 835,551 2.0x Options held by current employees were modified. As a result of this modification, and the modification associated with the transfer restrictions releases noted above, the Company incurred approximately $23.8 million of incremental compensation expense associated with the 2.0x Options during the three months ended March 31, 2016, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

(10) Income Taxes

The Company’s effective income tax rate was 23.8% and 25.4% for the three months ended March 31, 2017 and 2016, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35% for the three months ended March 31, 2017 is primarily due to (i) income from foreign subsidiaries being taxed at rates lower than the U.S. statutory rate and (ii) the favorable impact of research and development tax credits.

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

As of March 31, 2017, the Company’s liability for unrecognized tax benefits was $12.5 million. If any portion of this $12.5 million is recognized that impacts the effective tax rate, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution of audits is highly uncertain, the Company believes it is reasonably possible that approximately $3.9 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute of limitations expirations.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for years ended December 31, 2012 and prior. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for years prior to 2012. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2009 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment.

(11) Commitments and Contingencies

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $5.2 million at March 31, 2017, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $5.2 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is settled.

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

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of March 31, 2017 and December 31, 2016 (in thousands):

		March 31, 2017		December 31, 2016
	Balance Sheet Classification	Notional amount	Asset/ (Liability)	Notional amount	Asset/ (Liability)
Derivatives in a liability position:
Interest rate swap	Other long-term liabilities	250,000	(100)	250,000	(590)

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

The table below presents the effect of our derivatives on the consolidated condensed statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2017	2016
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss) on derivatives	$178	$(1,642)
Amount of loss recognized in other income (expense), net on derivatives (ineffective portion)	(1)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(1,691)	(899)

The Company expects that $6.7 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(13) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balance at December 31, 2016	$(201,091)	$(23,595)	$(224,686)
Other comprehensive income before reclassifications, net of tax	15,459	178	15,637
Reclassification adjustments, net of tax	—	1,691	1,691
Balance at March 31, 2017	$(185,632)	$(21,726)	$(207,358)

The change in our foreign currency translation adjustment was due primarily to the movements in the British Pound exchange rates against the U.S. dollar. The U.S. dollar weakened by 1.6% versus the British Pound between December 31, 2016 and March 31, 2017. The movement in the British Pound represented $7.8 million out of the $15.5 million foreign currency translation adjustment during the three months ended March 31, 2017. The remaining foreign currency translation adjustment is primarily attributable to the U.S. dollar’s depreciation against other major world-wide currencies, including the Euro and Russian Ruble.

(14) Net Income Per Share

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	61,578	60,199
Effect of dilutive stock options and RSAs/RSUs	3,861	—
Diluted weighted average common shares outstanding	65,439	60,199

The following common stock equivalents were excluded from the earnings (loss) per share computation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average number of stock options and RSAs/RSUs calculated using the treasury stock method that were excluded due to the exercise price exceeding the average market price of our common stock during the period	248	236
Weighted average number of stock options and RSAs/RSUs calculated using the treasury stock method that were excluded due to the reporting of a net loss for the period	—	3,669
Total common stock equivalents excluded from diluted net income (loss) per share computation	248	3,905

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We use the terms “we,” “us,” “our,” or the “Company” in this report to refer to PRA Health Sciences, Inc. and its subsidiaries.

Overview

We are one of the world’s leading global contract research organizations, or CROs, by revenue, providing outsourced clinical development services to the biotechnology and pharmaceutical industries. We believe we are one of a select group of CROs with the expertise and capability to conduct clinical trials across major therapeutic areas on a global basis. Our therapeutic expertise includes areas that are among the largest in pharmaceutical development, and we focus in particular on oncology, central nervous system, inflammation, respiratory, cardiometabolic and infectious diseases. We believe that we further differentiate ourselves from our competitors through our investments in medical informatics and clinical technologies designed to enhance efficiencies, improve study predictability and provide better transparency for our clients throughout their clinical development processes.

Contracts define the relationships with our clients and establish the way we earn revenue. Three types of relationships are most common: a fixed-price contract, a time and materials contract and fee-for-service arrangements. In cases where the contracts are fixed price, we may bear the cost of overruns for the contracted scope, or we may benefit if the costs are lower than we anticipated for the contracted scope. In cases where our contracts are fee-for-service, the contracts contain an overall budget for contracted resources. If actual resources used are lower than anticipated, the client generally keeps the savings and we may be responsible for covering the cost of the unused resource if we are unable to redeploy the resource. For time and material contracts, we bill the client only for the actual hours we spend to complete the contracted scope based upon stated hourly rates by position. The duration of our contracts range from a few months to several years. Revenue for services is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable, services have been rendered, and collectability is reasonably assured. Once these criteria have been met, we recognize revenue for the services provided on fixed-fee contracts based on the proportional performance methodology, which determines the proportion of outputs or performance obligations, which have been completed or delivered compared to the total contractual outputs for performance obligations. To measure performance, we compare the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical locations involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as leases and maintenance of information technology and equipment. Revenue from time and materials contracts is recognized as hours are incurred. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed.

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

Our gross new business awards for the three months ended March 31, 2017 and 2016 were $647.6 million and $534.0 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the three months ended March 31, 2017 and 2016 we had $82.8 million and $57.8 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at March 31, 2017 and 2016 was $3.1 billion and $2.6 billion, respectively.

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

Most of our contracts can be terminated by the client either immediately or after a specified period, typically 30 to 60 days, following notice. In the case of early termination, these contracts typically require payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Based on ethical, regulatory, and health considerations, this wind-down activity may continue for several quarters or years. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the total contract price result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined.

Our service revenue was $427.1 million and $372.3 million during the three months ended March 31, 2017 and 2016, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

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

Direct Costs

Our direct costs consist primarily of labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the three months ended March 31, 2017 and 2016, the labor-related charges were 96.4% and 97.0% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 5.6% and 5.4% of total direct costs for the three months ended March 31, 2017 and 2016, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 3.6% and 3.0% of total direct costs for the three months ended March 31, 2017 and 2016, respectively.

Historically, direct costs have increased with an increase in service revenues. The future relationship between direct costs and service revenues may vary from historical relationships. Several factors will cause direct costs to decrease as a percentage of service revenues. Deployment of our billable staff in an optimally efficient manner has the greatest impact on our ratio of direct cost to service revenue. The most effective deployment of our staff is when they are fully engaged in billable work and are accomplishing contract related activities at a rate that meets or exceeds budgeted targets. We also seek to optimize our efficiency by performing work using the employee with the lowest cost. Generally, the following factors may cause direct costs to increase as a percentage of service revenues: our staff are not fully deployed, as is the case when there are unforeseen cancellations or delays, or when our staff are accomplishing tasks at levels of effort that exceed budget, such as rework, as well as pricing pressure from increased competition.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended March 31, 2016 consists of an early tender premium, the write-off of unamortized debt issuance costs and miscellaneous costs incurred as a result of our repayment of $133.6 million of our 9.5% senior notes due 2023, or Senior Notes.

Transaction-Related Costs

Transaction-related costs for the three months ended March 31, 2016 consists of expenses incurred with our secondary offering, transaction-related stock based compensation and the closing of our accounts receivable financing agreement.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British Pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended March 31,
	2017	2016
U.S. dollars per:
Euro	1.07	1.10
British Pound	1.24	1.43

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016
(in thousands)
Revenue
Service revenue	$427,080	$372,320
Reimbursement revenue	60,680	57,903
Total revenue	487,760	430,223
Operating expenses
Direct costs	287,512	243,487
Reimbursable out-of-pocket costs	60,680	57,903
Selling, general and administrative	74,268	63,990
Transaction-related costs	—	28,916
Depreciation and amortization	15,192	16,953
Loss on disposal of fixed assets	82	28
Income from operations	50,026	18,946
Interest expense, net	(9,527)	(15,366)
Loss on extinguishment of debt	—	(21,485)
Foreign currency losses, net	(7,254)	(2,790)
Other expense, net	(180)	—
Income (loss) before income taxes and equity in income (loss) of unconsolidated joint ventures	33,065	(20,695)
Provision for (benefit from) income taxes	7,883	(5,264)
Income (loss) before equity in income (loss) of unconsolidated joint ventures	25,182	(15,431)
Equity in income (loss) of unconsolidated joint ventures, net of tax	42	(538)
Net income (loss)	$25,224	$(15,969)

Service revenue increased by $54.8 million, or 14.7%, from $372.3 million during the three months ended March 31, 2016 to $427.1 million during the three months ended March 31, 2017. Service revenue for the three months ended March 31, 2017 benefited from an increase in billable hours, offset by an unfavorable impact of $1.5 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years.

Direct costs increased by $44.0 million, or 18.1%, from $243.5 million during the three months ended March 31, 2016 to $287.5 million during the three months ended March 31, 2017. The increase in direct costs is primarily due to an increase in salaries and related benefits of $43.1 million, as we continue to hire billable staff to support our current projects and as we hire additional staff in anticipation of our growing portfolio of studies, offset by a favorable impact of $2.0 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of service revenue increased from 65.4% during the three months ended March 31, 2016 to 67.3% during the three months ended March 31, 2017.

Selling, general and administrative expenses increased by $10.3 million, or 16.1%, from $64.0 million during the three months ended March 31, 2016 to $74.3 million during the three months ended March 31, 2017. Selling, general and administrative expenses as a percentage of service revenue increased from 17.2% during the three months ended March 31, 2016 to 17.4% during the three months ended March 31, 2017. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, as we continue to hire staff to support our growing business, and increased facility costs as we add office space as we continue to grow.

During the three months ended March 31, 2016, we incurred transaction-related expenses of $28.9 million. These costs consist of $3.0 million of stock-based compensation expense associated with the release of the transfer restrictions on a portion of shares issuable upon exercise of vested service-based options in connection with the announcement of our March secondary offering. These costs also include $23.8 million of stock-based compensation expense related to the vesting and release of the transfer restrictions of certain performance-based stock options. In addition, we incurred $2.1 million of third-party fees associated with the secondary offering and the closing of our accounts receivable financing agreement. No transaction-related expenses were incurred for the three months ended March 31, 2017.

Depreciation and amortization expense decreased by $1.8 million, or 10.4%, from $17.0 million during the three months ended March 31, 2016 to $15.2 million during the three months ended March 31, 2017. Depreciation and amortization expense as a percentage of service revenue was 4.6% during the three months ended March 31, 2016 and 3.6% during the three months ended March 31, 2017. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due to the continued amortization of our acquired intangibles which are amortized on an accelerated basis.

Interest expense, net, decreased by $5.8 million, or 38%, from $15.4 million during the three months ended March 31, 2016 to $9.5 million during the three months ended March 31, 2017. The cash tender on our senior notes and refinancing of our variable rate first lien term loans contributed to a 2.1% decrease in the weighted average interest rate on our outstanding debt as compared to the three months ended March 31, 2016; this resulted in a $5.5 million reduction in interest expense. Additionally, interest expense decreased by $0.7 million due to lower amortization of debt issuance costs, which was offset by an increase of $0.5 million related to the amortization of our terminated interest rate swaps and interest expense on our current interest rate swap.

Loss on extinguishment of debt was $21.5 million during the three months ended March 31, 2016 and there were no losses on extinguishment of debt during the three months ended March 31, 2017. The loss on extinguishment of debt incurred during the three months ended March 31, 2016 was associated with our cash tender offer on our senior notes. The loss consists of the $17.4 million early tender premium, the write-off of $3.7 million of unamortized debt issuance costs, and $0.4 million of other costs associated with the transaction.

Foreign currency losses, net, increased by $4.5 million from $2.8 million during the three months ended March 31, 2016 to $7.3 million during the three months ended March 31, 2017. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended March 31, 2017, foreign currency losses were primarily due to the U.S. dollar weakening against the GBP, EUR, Canadian dollar, or CAD, and Russian Ruble, or RUB, by 1.6%, 1.5%, 1.0% and 8.6%, respectively. During the three months ended March 31, 2016, foreign currency losses were primarily due to the U.S. dollar weakening against the the EUR, CAD, and RUB, by 3.5%, 6.5%, and 7.4%, respectively, partially offset by a strengthening against the GBP by 3.0%.

Provision for income taxes increased by $13.1 million from a benefit of $5.3 million during the three months ended March 31, 2016 to a provision of $7.9 million during the three months ended March 31, 2017. Our effective tax rate was 25.4% and 23.8% during the three months ended March 31, 2016 and 2017, respectively. The decrease in the effective tax rate of 1.6% was primarily attributable to the change in our overall distribution of projected income among our domestic and foreign subsidiaries which are typically taxed at a lower rate.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of March 31, 2017, we had approximately $123.5 million of cash and cash equivalents of which $44.2 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $496.4 million during the three months ended March 31, 2017, including $62.7 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $481.2 million during the three months ended March 31, 2016, including $53.5 million of funds received from customers to pay investigators. The increase in cash collections during the three months ended March 31, 2017 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the three months ended March 31, 2017, net cash used in operations was $10.8 million, compared to net cash provided by operations of $20.4 million for the same period of 2016. Cash provided by operating activities decreased over the prior year primarily due to an increase in cash outflows from working capital, which was partially offset by increased cash flows from our operating performance. The changes in working capital were driven by changes in our accounts receivable, unbilled services, and advanced billings accounts, as a result of an increase in our days sales outstanding during the three months ended March 31, 2017, as compared to the same period of 2016.

Cash Flow from Investing Activities

Net cash used in investing activities was $8.3 million during the three months ended March 31, 2017, compared to $12.6 million for the same period of 2016. The decrease in cash outflows was primarily due to the $4.1 million in cash flows related to the acquisition of Nextrials, Inc. during the three months ended March 31, 2016.

Cash Flow from Financing Activities

Net cash used in financing activities was $6.8 million during the three months ended March 31, 2017 compared to $31.3 million for the same period of 2016. During the three months ended March 31, 2017, we repaid $7.8 million principal amount of our term loan. During the three months ended March 31, 2016, we borrowed $120.0 million under our accounts receivable financing agreement and we repaid $133.6 million aggregate principal amount of our senior notes and $17.8 million related to debt prepayment and debt extinguishment costs as part of the cash tender offer.

Indebtedness

As of March 31, 2017, we had $828.6 million of total indebtedness. Additionally, our senior secured credit agreement provides for a $125.0 million revolving credit facilities. There were no amounts drawn on this revolving credit facilities as of March 31, 2017. In addition, at March 31, 2017, we had $3.7 million in letters of credit outstanding, which are secured by the revolving credit facilities. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of March 31, 2017, we were in compliance with these covenants.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and Note 9 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for additional details regarding our credit arrangements.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4. Controls and Procedures

As of March 31, 2017, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or Annual Report. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Linda Baddour
Linda Baddour
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: April 26, 2017

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

101

The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith