Form 10-Q
period 2017-06-30
PRA Health Sciences, Inc.
filed 2017-08-08
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	62,651,610 shares outstanding as of August 3, 2017

PRA HEALTH SCIENCES, INC.

FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$113,400	$144,623
Restricted cash	1,578	4,715
Accounts receivable and unbilled services, net	607,322	439,053
Other current assets	42,807	36,346
Total current assets	765,107	624,737
Fixed assets, net	103,322	87,577
Goodwill	1,025,198	971,980
Intangible assets, net	480,228	473,976
Other assets	35,802	32,121
Total assets	$2,409,657	$2,190,391
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$39,063	$31,250
Accounts payable	69,899	51,335
Accrued expenses and other current liabilities	168,358	149,113
Advanced billings	375,866	332,501
Total current liabilities	653,186	564,199
Long-term debt, net	794,401	797,052
Other long-term liabilities	113,887	99,888
Total liabilities	1,561,474	1,461,139
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized shares at June 30, 2017 and December 31, 2016; 62,628,862 and 61,597,705 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	626	616
Additional paid-in capital	886,104	879,067
Accumulated other comprehensive loss	(173,062)	(224,686)
Retained earnings	129,025	74,255
Equity attributable to PRA Health Sciences, Inc. stockholders	842,693	729,252
Noncontrolling interest	5,490	—
Total stockholders' equity	848,183	729,252
Total liabilities and stockholders' equity	$2,409,657	$2,190,391

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Service revenue	$457,942	$394,249	$885,022	$766,569
Reimbursement revenue	75,782	61,598	136,462	119,501
Total revenue	533,724	455,847	1,021,484	886,070
Operating expenses:
Direct costs	300,611	254,936	588,123	498,423
Reimbursable out-of-pocket costs	75,782	61,598	136,462	119,501
Selling, general and administrative	76,195	68,468	150,463	132,458
Transaction-related costs	—	2,869	—	31,785
Depreciation and amortization	16,101	17,585	31,293	34,538
Loss on disposal of fixed assets, net	150	43	232	71
Income from operations	64,885	50,348	114,911	69,294
Interest expense, net	(10,004)	(13,380)	(19,531)	(28,746)
Loss on extinguishment of debt	—	—	—	(21,485)
Foreign currency (losses) gains, net	(14,956)	10,872	(22,210)	8,082
Other expense, net	(100)	(105)	(280)	(105)
Income before income taxes and equity in income of unconsolidated joint ventures	39,825	47,735	72,890	27,040
Provision for income taxes	10,193	12,312	18,076	7,048
Income before equity in income of unconsolidated joint ventures	29,632	35,423	54,814	19,992
Equity in income of unconsolidated joint ventures, net of tax	26	3,247	68	2,709
Net income	29,658	38,670	54,882	22,701
Net income attributable to noncontrolling interest	(112)	—	(112)	—
Net income attributable to PRA Health Sciences, Inc.	$29,546	$38,670	$54,770	$22,701
Net income per share attributable to common stockholders:
Basic	$0.47	$0.64	$0.88	$0.38
Diluted	$0.45	$0.60	$0.84	$0.35
Weighted average common shares outstanding:
Basic	62,232	60,597	61,908	60,398
Diluted	65,727	64,410	65,586	64,139

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$29,658	$38,670	$54,882	$22,701
Other comprehensive income (loss):
Foreign currency translation adjustments	32,754	(38,798)	48,213	(44,337)
Unrealized losses on derivative instruments, net of income tax of $0, $0, $0 and $0	(245)	(428)	(67)	(2,070)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $0, $0, $0 and $0	1,725	1,123	3,416	2,022
Comprehensive income (loss)	63,892	567	106,444	(21,684)
Comprehensive income attributable to noncontrolling interest	(50)	—	(50)	—
Comprehensive income (loss) attributable to PRA Health Sciences, Inc.	$63,842	$567	$106,394	$(21,684)

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$54,882	$22,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,293	34,538
Amortization of debt issuance costs and discount	964	2,343
Amortization of terminated interest rate swaps	3,178	2,022
Stock-based compensation	4,236	3,274
Non-cash transaction-related costs	—	29,421
Unrealized foreign currency losses (gains)	21,920	(8,851)
Loss on extinguishment of debt	—	21,485
Deferred income taxes	(1,290)	(9,696)
Equity in income of unconsolidated joint ventures	(68)	(2,709)
Other reconciling items	1,072	121
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and advanced billings	(121,265)	(47,447)
Other operating assets and liabilities	21,015	(23,150)
Net cash provided by operating activities	15,937	24,052
Cash flows from investing activities:
Purchase of fixed assets	(21,979)	(17,546)
Cash paid for interest on interest rate swap	(591)	(607)
Proceeds from the sale of WuXiPRA	—	3,700
Proceeds from the sale of fixed assets	49	—
Acquisition of Parallel 6, Inc., net of cash acquired	(39,484)	—
Acquisition of Takeda PRA Development Center KK, net of cash acquired	2,680	—
Acquisition of Takeda Pharmaceutical Data Services, Inc., net of cash acquired	437	—
Acquisition of Nextrials, Inc., net of cash acquired	—	(4,147)
Net cash used in investing activities	(58,888)	(18,600)
Cash flows from financing activities:
Borrowings on accounts receivable financing agreement	20,000	120,000
Repayments of long-term debt	(15,625)	(133,559)
Borrowings on line of credit	30,000	110,000
Repayments on line of credit	(30,000)	(110,000)
Payment of debt prepayment and debt extinguishment costs	—	(17,824)
Proceeds from stock option exercises	2,810	366
Payment of acquisition-related contingent consideration	(400)	—
Net cash provided by (used in) financing activities	6,785	(31,017)
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	1,806	358
Change in cash, cash equivalents, and restricted cash	(34,360)	(25,207)
Cash, cash equivalents, and restricted cash, beginning of period	149,338	126,125
Cash, cash equivalents, and restricted cash, end of period	$114,978	$100,918

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The Company

PRA Health Sciences, Inc. and its subsidiaries, or the Company, is a full-service global contract research organization providing a broad range of product development services for pharmaceutical and biotechnology companies around the world. The Company’s integrated services include data management, statistical analysis, clinical trial management, and regulatory and drug development consulting.

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of the Company and variable interest entities where the Company is the primary beneficiary. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Variable Interest Entities

A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the entity. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including joint ventures determined to be VIEs.

For consolidated VIEs in which the Company owns less than 100% of the ownership interest or is exposed to less than 100% of the VIE’s economic performance, the outside stockholders' interests are shown as noncontrolling interests.

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

The Company early adopted both ASUs during the fourth quarter of 2016. As a result of the retrospective application of ASU No. 2016-15, $17.8 million of payments of debt prepayment and debt extinguishment costs originally recorded as operating cash outflows were reclassified to financing outflows in the consolidated condensed statement of cash flows for the six months ended June 30, 2016. The retrospective application of ASU No. 2016-18 resulted in restricted cash being reclassified as a component of cash, cash equivalents, and restricted cash in the consolidated condensed statement of cash flows for all periods presented.

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

The Company plans to adopt the new revenue guidance as of January 1, 2018 and is evaluating the transition methods and the potential impact to its consolidated financial statements. The Company’s implementation team consists of both internal resources and external advisors to assist with the adoption of the new standard. The Company completed its preliminary review of a representative sample of contracts from its contract portfolio and is continuing to evaluate key qualitative judgments associated with the adoption of the new revenue standard, including the number of performance obligations. The implementation process is expected to continue throughout 2017 as the Company evaluates the number of performance obligations, identifies potential differences from its current accounting policies, and implements business processes, systems and controls required to support recognition and disclosure under the new standard.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a business,” which clarifies that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The amendments to ASU No. 2017-01 are effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-01 is not expected to have a material impact on our consolidated condensed financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “ Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment,” in order to simplify the subsequent measurement of goodwill by eliminating the Step 2 goodwill impairment test.  Under the amendments in this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The amendments to ASU No. 2017-04 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU No. 2017-04 is not expected to have a material impact on our consolidated condensed financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting,” which provides guidance about what changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718, “Stock Compensation.” The amendments to ASU No. 2017-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on our consolidated condensed financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows:

	June 30,		December 31,
	2017	2016	2016	2015
Cash and cash equivalents	$113,400	$95,903	$144,623	$121,065
Restricted cash	1,578	5,015	4,715	5,060
Total cash, cash equivalents, and restricted cash	$114,978	$100,918	$149,338	$126,125

(2) Business Combinations

Takeda Transactions

On June 1, 2017, the Company acquired all of the outstanding shares of Takeda Pharmaceutical Data Services, Inc., or TDS, from Takeda Pharmaceutical Company Ltd., or Takeda, for $0.1 million in cash. The Company recorded approximately $0.4 million of goodwill, which is not deductible for income tax purposes. Pro forma results of operations and a complete purchase price allocation have not been presented because the results of this acquisition did not have a material effect on the Company's consolidated results.

On June 1, 2017, the Company and Takeda also closed on a joint venture transaction that enables the Company to provide clinical trial delivery and pharmacovigilance services as a strategic partner of Takeda in Japan. The joint venture transaction was effected through the creation of a new legal entity, Takeda PRA Development Center KK, or TDC joint venture. The Company paid $5.4 million for a 50% equity interest in the TDC joint venture, which represents 50% of the fair value of the net assets and workforce that Takeda contributed to the joint venture. The joint venture provides services including clinical trial monitoring, project management, regulatory strategy and submissions, data management, biostatistics, drug safety reporting, and medical monitoring. The Company is required to buy-out Takeda’s 50% interest in the TDC joint venture in two years. The Company also has an early buy-out option of Takeda’s 50% interest in December 2018 if both parties agree.

The Company determined that the TDC joint venture is a VIE in which the Company is the primary beneficiary. Accordingly, the Company accounted for the $5.4 million contribution to the TDC joint venture as a business combination and consolidated the VIE in its financial statements with a noncontrolling interest for the 50% portion owned by Takeda. The assets acquired and the liabilities assumed have been recorded at their respective estimated fair values as of June 1, 2017. The Company recorded approximately $2.7 million of goodwill, which is not deductible for income tax purposes. The goodwill is primarily attributable to assembled workforce. The Company incurred $0.6 million in acquisition related costs that are included in selling, general and administrative expenses in the consolidated condensed statement of operations.

Due to the timing of the transaction, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of December 2017, and in any case, no later than one year from the transaction closing date in accordance with GAAP.

The Company’s preliminary estimate of the fair value of the net assets acquired as part of the TDC joint venture transaction at the  closing date of the business combination is as follows (in thousands):

Purchase
Price
Allocation
Cash and cash equivalents	$8,120
Other current assets	1,671
Other non-current assets	1,742
Accounts payable and accrued expenses	(2,380)
Other long-term liabilities	(943)
Estimated fair value of net assets acquired	8,210
PRA purchase price	5,440
Fair value of Takeda's noncontrolling interest	5,440
Total goodwill	$2,670

The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to the TDC joint venture as they did not have a material effect on the Company’s consolidated results.

Acquisition of Parallel 6, Inc.

On May 10, 2017, the Company acquired all of the outstanding equity interest of Parallel 6, Inc., or Parallel 6, a developer of technologies for improving patient enrollment, engagement, and management of clinical trials, for $39.7 million in cash and contingent consideration in the form of a potential earn-out payment of up to $10.0 million. The earn-out payment is contingent upon the achievement of certain external software sales targets during the 18-month period following closing. The Company recognized a liability of approximately $8.4 million representing the estimated fair value of the earn-out on the acquisition date, which is included in other long-term liabilities in the consolidated condensed balance sheet as of June 30, 2017. The fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of any such change. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that provide improved efficiencies by reducing study durations and costs through integrated operational management.

The acquisition of Parallel 6 was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $33.6 million of goodwill, which is not deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing information technology operations. The Company incurred $1.3 million in acquisition related costs that are included in selling, general and administrative expenses in the consolidated condensed statement of operations.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of December 2017, and in any case, no later than one year from the acquisition date in accordance with GAAP.

The Company’s preliminary estimate of the purchase price allocation is as follows (in thousands):

	Purchase	Weighted
	Price	Amortization
	Allocation	Period
Cash and cash equivalents	$240
Accounts receivable	1,445
Other current assets	26
Software intangible	15,500	5 years
Other intangibles	920	5 years
Accounts payable and accrued expenses	(746)
Deferred revenue	(302)
Other long-term liabilities	(2,665)
Estimated fair value of net assets acquired	14,418
Purchase price, including contingent consideration	48,042
Total goodwill	$33,624

The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to Parallel 6 as they did not have a material effect on the Company’s consolidated results.

Acquisition of Nextrials

On March 18, 2016, the Company acquired all of the outstanding shares of Nextrials, Inc., or Nextrials, a developer of web-based software which integrates electronic health records with clinical trials, for $4.8 million in cash and contingent consideration in the form of potential earn-out payments of up to $3.0 million. Earn-out payments totaling $2.0 million and $1.0 million are contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 30-month period following closing. The Company recognized a liability of approximately $2.3 million as the estimated acquisition date fair value of the earn-out; the fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in earnings in the period of the change. The fair value of the contingent consideration increased by $0.1 million for the six months ended June 30, 2017. The Company made a payment of $0.4 million on the contingent consideration during the six months ended June 30, 2017. As of June 30, 2017, the earn-out liability totaled $1.4 million; which is included in accrued expenses and other current liabilities in the consolidated condensed balance sheet. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

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

The Company has not disclosed fiscal year 2016 or pro-forma revenue and earnings attributable to Nextrials as they did not have a material effect on the Company’s consolidated results.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$350	$—	$—	$350
Total	$350	$—	$—	$350
Liabilities:
Interest rate swap	$—	$118	$—	$118
Contingent consideration	—	—	10,779	10,779
Total	$—	$118	$10,779	$10,897

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

The Company values contingent consideration, related to business combinations, using a weighted probability of potential payment scenarios discounted at rates reflective of the weighted average cost of capital for the businesses acquired. Key assumptions used to estimate the fair value of contingent consideration include operational milestones and the probability of achieving the specific milestones

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the six months ended June 30, 2017 (in thousands):

Contingent
Consideration -
Accrued expenses and
other long-term
liabilities
Balance at December 31, 2016	$2,754
Initial estimate of Parallel 6 contingent consideration	8,350
Payments on Nextrials contingent consideration	(400)
Revaluations included in earnings	75
Balance at June 30, 2017	$10,779

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

As of June 30, 2017, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,505.4 million were identified as Level 3. These assets are comprised of goodwill of $1,025.2 million and identifiable intangible assets, net of $480.2 million.

Refer to Note 7, Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

(4) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of June 30, 2017, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Customer A	10.6%	11.0%	10.9%	10.3%

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	June 30,	December 31,
	2017	2016
Customer A	14.3%	12.0%

(5) Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Accounts receivable	$446,402	$284,647
Unbilled services	162,354	155,609
	608,756	440,256
Less allowance for doubtful accounts	(1,434)	(1,203)
Total accounts receivable and unbilled services, net	$607,322	$439,053

(6) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2016	$971,980
Acquisition of Parallel 6	33,624
Acquisition of TDC joint venture	2,670
Acquisition of TDS	391
Currency translation	16,533
Balance at June 30, 2017	$1,025,198

There are no accumulated impairment charges as of June 30, 2017 and December 31, 2016.

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Customer relationships	$369,297	$360,328
Customer backlog	121,841	119,223
Trade names (definite-lived)	26,550	25,740
Patient list and other intangibles	44,474	28,974
Non-competition agreements	2,753	2,737
Total finite-lived intangible assets, gross	564,915	537,002
Accumulated amortization	(202,697)	(181,036)
Total finite-lived intangible assets, net	362,218	355,966
Trade names (indefinite-lived)	118,010	118,010
Total intangible assets, net	$480,228	$473,976

Amortization expense was $9.3 million and $18.2 million for the three and six months ended June 30, 2017, respectively, and $11.7 million and $23.0 million for the three and six months ended June 30, 2016, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2017 (remaining)	$19,565
2018	34,953
2019	29,636
2020	28,376
2021	26,255
2022 and thereafter	223,433
Total	$362,218

The estimated fair value of the Early Development Services, or EDS, reporting unit closely approximated its carrying value when the Company performed its annual goodwill impairment test during the fourth quarter of 2014. The Company made operational improvements during 2015 and 2016 in order to improve the profitability of the EDS reporting unit. As a result of these changes, EDS saw growth in both backlog and new business awards that contributed to its improved financial performance during both years and led the Company to update its forecast for future periods. The Company considered all of these factors when it performed its most recent goodwill impairment test during the fourth quarter of 2016 and it was concluded that the estimated fair value of the EDS reporting unit exceeded its carrying value by approximately $70.0 million, or 33%. Any negative changes in assumptions on revenue, new business awards, cancellations, or the Company's ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of EDS and result in significant goodwill impairment charges in 2017 or later.

(7) Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Term loans, first lien	$609,375	$625,000
Senior notes	91,441	91,441
Accounts receivable financing agreement	140,000	120,000
	840,816	836,441
Less debt issuance costs and discount	(7,352)	(8,139)
	833,464	828,302
Less current portion	(39,063)	(31,250)
Total long-term debt, net	$794,401	$797,052

Principal payments on long-term debt are due as follows (in thousands):

2017 (remaining)	$15,625
2018	46,875
2019	186,875
2020	62,500
2021	437,500
2022 and thereafter	91,441
Total	$840,816

2016 Credit Facilities

As collateral for borrowings under the senior secured credit facilities, or 2016 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of wholly‑owned U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt‑to‑EBITDA and interest expense-to-EBITDA ratios. The 2016 Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses and clauses restriction, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the 2016 Credit Facilities, subject to compliance with applicable law, as of June 30, 2017 and December 31, 2016, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The Company does not expect to pay dividends in the foreseeable future. The Company does not expect these covenants to restrict its liquidity, financial condition or access to capital resources in the foreseeable future. The 2016 Credit Facilities also contains customary representations, warranties, affirmative covenants, and events of default. For the six months ended June 30, 2017, the weighted average interest rate on the first lien term loan was 2.97%.

Revolving Credit Facilities

The Company’s revolving credit facilities provide for $125.0 million of potential borrowings and expire on December 6, 2021. The interest rate on the revolving credit facilities is based on the LIBOR with a 0% LIBOR floor or ABR rate, at the election of the Company, plus an applicable margin, based on the leverage ratio of the Company. The Company, at its discretion, may elect interest periods of 1, 2, 3 or 6 months. The Company is required to pay to the lenders a commitment fee ranging from 0.2% to 0.4% based on the Company’s debt-to-EBITDA ratio. At June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the revolving credit facilities. In addition, at June 30, 2017 and December 31, 2016, the Company had $3.9 million and $7.0 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

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

The Senior Notes agreement contains certain provisions that restrict the payment of dividends from the Company’s subsidiaries to the parent company. As a result, there are no material balances present within the parent company that are available for the payment of dividends as the parent company did not have any net income during 2016 or the six months ended June 30, 2017, that was free of restrictions. The Company does not expect to pay dividends in the foreseeable future.

Accounts Receivable Financing Agreement

In March 2016, the Company entered into a $140.0 million accounts receivable financing agreement, of which $140.0 million and $120.0 million was outstanding as of June 30, 2017 and December 31, 2016, respectively. The borrowings were used to repay amounts outstanding on the Company’s revolving credit facility that were used to fund the cash tender offer for the Senior Notes.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.6%.  The Company may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. For the six months ended June 30, 2017, the weighted average interest rate on the accounts receivable financing agreement was 2.76%.

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

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms. At December 31, 2016, there was $20.0 million of remaining capacity available under the accounts receivable financing agreement. At June 30, 2017, there was no remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt was $850.7 million and $844.2 million at June 30, 2017 and December 31, 2016, respectively. The fair value of the Senior Notes, which totaled $101.3 million and $99.2 million at June 30, 2017 and December 31, 2016, respectively, was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions. The fair value of the term loans, borrowings under credit facilities, and accounts receivable financing agreement which totaled $749.4 million and $745.0 million at June 30, 2017 and December 31, 2016, respectively, was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(8) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

Noncontrolling Interest

Below is a summary of noncontrolling interest for the six months ended June 30 (in thousands):

	2017	2016
Balance as of January 1	$—	$—
Investment by noncontrolling interest	5,440	—
Comprehensive income (loss)
Net income	112	—
Foreign currency adjustments, net of income tax	(62)	—
Balance as of June 30	$5,490	$—

(9) Stock-Based Compensation

The Company granted 106,000 service-based options and 101,500 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $2.2 million and $6.0 million, respectively, during the six months ended June 30, 2017.

Aggregated information regarding the Company’s option plans is summarized below:

			Wtd. Average
			Remaining
		Wtd. Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(millions)
Outstanding at December 31, 2016	5,507,347	$15.38	6.7	$218.9
Granted	106,000	61.97
Exercised	(1,048,615)	9.19
Expired or forfeited	(64,875)	22.80
Outstanding at June 30, 2017	4,499,857	$17.81	6.7	$257.4
Exercisable at June 30, 2017	2,791,531	$12.73	6.3	$173.9

The Company’s RSAs/RSUs activity in 2017 is as follows:

		Wtd. Average
		Grant-Date	Intrinsic Value
	Awards	Fair Value	(millions)
Unvested at December 31, 2016	188,590	$32.63	$10.4
Granted	101,500	59.59
Forfeited	(2,000)	58.95
Vested	(5,805)	38.53
Unvested at June 30, 2017	282,285	$42.02	$21.2

Stock-based compensation expense related to employee stock options and RSAs/RSUs is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct costs	$705	$453	$1,252	$881
Selling, general and administrative	1,602	1,317	2,984	2,393
Transaction-related costs	—	2,594	—	29,421
Total stock-based compensation expense	$2,307	$4,364	$4,236	$32,695

All stock options granted under the 2013 Stock Incentive Plan for Key Employees of PRA Health Sciences, Inc. and its Subsidiaries, or the Plan, are subject to transfer restrictions of the stock option's underlying shares once vested and exercised. This lack of marketability was included as a discount when calculating the grant date value of these options. In conjunction with the March and May 2016 secondary offerings, the transfer restrictions on a portion of such shares issuable upon exercise of vested options granted under the Plan were released. The release of the transfer restrictions is considered a modification under ASC Topic 718, “Stock Compensation.” As a result of these modifications, the Company incurred approximately $1.9 million and $4.9 million of incremental compensation expense associated with service-based options during the three and six months ended June 30, 2016, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

In December 2013, the Company granted certain employees market-based options under the Plan that vest only upon the achievement of a specified internal rate of return from a liquidity event (“2.0x Options”). At the time of grant, no compensation expense was recorded as the 2.0x Options vest upon a liquidity event, which is not considered probable until the date it occurs. On January 20, 2016, the Compensation Committee of the Board of Directors adopted a resolution to adjust the vesting criteria for all 2.0x Options granted and still outstanding on such date.  Under the revised vesting criteria, the 2.0x Options vest upon the announcement of a secondary offering. This modification resulted in Type IV Improbable-to-Improbable modification. Since the secondary offering was deemed improbable due to the fact that it is outside of the Company’s control and cannot be considered probable until the date it occurs, no compensation expense was recognized on the January 20, 2016 modification date. On March 2, 2016, the Company announced a secondary offering of shares by KKR and certain management stockholders, and it became probable that the 2.0x Options would vest. In total, 835,551 2.0x Options held by current employees were modified. As a result of this modification, and the modification associated with the transfer restrictions releases noted above, the Company incurred approximately $0.7 million and $24.5 million of incremental compensation expense associated with the 2.0x Options during the three and six months ended June 30, 2016, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

Employee Stock Purchase Plan

In April 2017, the Board of Directors approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year with the compensation committee having the right to establish different offering periods.

(10) Income Taxes

The Company’s effective income tax rate was 24.8% and 26.1% for the six months ended June 30, 2017 and 2016, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35% for the six months ended June 30, 2017 is primarily due to (i) income from foreign subsidiaries being taxed at rates lower than the U.S. statutory rate and (ii) the favorable impact of research and development tax credits.

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

As of June 30, 2017, the Company’s liability for unrecognized tax benefits was $12.7 million. If any portion of this $12.7 million is recognized that impacts the effective tax rate, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution of audits is highly uncertain, the Company believes it is reasonably possible that approximately $4.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute of limitations expirations.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $5.1 million at June 30, 2017, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $5.1 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is settled.

(12) Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk that the Company seeks to manage by using derivative instruments is interest rate risk. Accordingly, the Company has instituted interest rate hedging programs that are accounted for in accordance with ASC 815, “Derivatives and Hedging.” The interest rate hedging program is a cash flow hedge program designed to minimize interest rate volatility. The Company swaps the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The Company’s interest rate contracts are designated as hedging instruments.

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of June 30, 2017 and December 31, 2016 (in thousands):

		June 30, 2017		December 31, 2016
	Balance Sheet Classification	Notional amount	Asset/ (Liability)	Notional amount	Asset/ (Liability)
Derivatives in a liability position:
Interest rate swap	Other long-term liabilities	250,000	(118)	250,000	(590)

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

The table below presents the effect of our derivatives on the consolidated condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2017	2016	2017	2016
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss) on derivatives	$(245)	$(428)	$(67)	$(2,070)
Amount of loss recognized in other income (expense), net on derivatives (ineffective portion)	—	—	(1)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(1,725)	(1,123)	(3,416)	(2,022)

The Company expects that $6.7 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(13) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balance at December 31, 2016	$(201,091)	$(23,595)	$(224,686)
Other comprehensive income before reclassifications, net of tax	48,275	(67)	48,208
Reclassification adjustments, net of tax	—	3,416	3,416
Balance at June 30, 2017	$(152,816)	$(20,246)	$(173,062)

The change in our foreign currency translation adjustment was due primarily to the movements in the British Pound and Euro exchange rates against the U.S. dollar. The U.S. dollar weakened by 5.3% and 8.4% versus the British Pound and Euro, respectively, between December 31, 2016 and June 30, 2017. The movement in the British Pound and Euro represented $26.0 million and $18.5 million, respectively, out of the $48.3 million foreign currency translation adjustment during the six months ended June 30, 2017. The remaining foreign currency translation adjustment is primarily attributable to the U.S. dollar’s depreciation against other major world-wide currencies, including the Canadian dollar and the Russian ruble.

(14) Net Income Per Share

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	62,232	60,597	61,908	60,398
Effect of dilutive stock options and RSAs/RSUs	3,495	3,813	3,678	3,741
Diluted weighted average common shares outstanding	65,727	64,410	65,586	64,139

Anti-dilutive shares	141	347	195	291

The anti-dilutive shares disclosed above were calculated using the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of RSAs/RSUs, reduced by the repurchase of shares with the proceeds from the assumed exercises, and unrecognized compensation expense for outstanding awards.

(15) Subsequent Events

On August 3, 2017, the Company entered into an Agreement and Plan of Merger related to the Company’s acquisition of Symphony Health Solutions Corporation and its subsidiary, collectively Symphony Health, for $530.0 million in cash plus a potential earn-out based on a multiple of future earnings. Symphony Health provides data and analytics, from predictive market analysis to patient influence, physician prescribing, pharmacy fulfillment, payer reimbursement, and sales compensation, to help professionals understand the full market lifecycle of products offered for sale by companies in the pharmaceutical industry.

The acquisition is expected to close in the third quarter of 2017 and is subject to customary closing conditions, including regulatory approval. The Company plans to fund the acquisition with incremental borrowings under its term loan agreement.

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

Contracts define the relationships with our clients and establish the way we earn revenue. Three types of relationships are most common: a fixed-fee contract, a time and materials contract and fee-for-service arrangements. In cases where the contracts are fixed price, we may bear the cost of overruns for the contracted scope, or we may benefit if the costs are lower than we anticipated for the contracted scope. In cases where our contracts are fee-for-service, the contracts contain an overall budget for contracted resources. If actual resources used are lower than anticipated, the client generally keeps the savings and we may be responsible for covering the cost of the unused resource if we are unable to redeploy the resource. For time and material contracts, we bill the client only for the actual hours we spend to complete the contracted scope based upon stated hourly rates by position. The duration of our contracts range from a few months to several years. Revenue for services is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable, services have been rendered, and collectability is reasonably assured. Once these criteria have been met, we recognize revenue for the services provided on fixed-fee contracts based on the proportional performance methodology, which determines the proportion of outputs or performance obligations, which have been completed or delivered compared to the total contractual outputs for performance obligations. To measure performance, we compare the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical locations involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as leases and maintenance of information technology and equipment. Revenue from time and materials contracts is recognized as hours are incurred. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed.

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

Our gross new business awards for the six months ended June 30, 2017 and 2016 were $1,330.9 million and $1,104.0 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the six months ended June 30, 2017 and 2016 we had $162.9 million and $133.9 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at June 30, 2017 and 2016 was $3.3 billion and $2.6 billion, respectively.

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

Our service revenue was $885.0 million and $766.6 million during the six months ended June 30, 2017 and 2016, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

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

Direct Costs

Our direct costs consist primarily of labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the six months ended June 30, 2017 and 2016, the labor-related charges were 96.3% and 96.9% of our total direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represented 6.0% and 5.3% of total direct costs for the six months ended June 30, 2017 and 2016, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items was 3.7% and 3.1% of total direct costs for the six months ended June 30, 2017 and 2016, respectively.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the six months ended June 30, 2016 consists of an early tender premium, the write-off of unamortized debt issuance costs and miscellaneous costs incurred as a result of our repayment of $133.6 million of our 9.5% senior notes due 2023, or Senior Notes.

Transaction-Related Costs

Transaction-related costs for the six months ended June 30, 2016 consists of expenses incurred with our secondary offerings, transaction-related stock-based compensation awards and the closing of our accounts receivable financing agreement.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British Pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. dollars per:
Euro	1.10	1.13	1.08	1.12
British Pound	1.28	1.44	1.26	1.43

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016
(in thousands)
Revenue
Service revenue	$457,942	$394,249
Reimbursement revenue	75,782	61,598
Total revenue	533,724	455,847
Operating expenses
Direct costs	300,611	254,936
Reimbursable out-of-pocket costs	75,782	61,598
Selling, general and administrative	76,195	68,468
Transaction-related costs	—	2,869
Depreciation and amortization	16,101	17,585
Loss on disposal of fixed assets	150	43
Income from operations	64,885	50,348
Interest expense, net	(10,004)	(13,380)
Foreign currency (losses) gains, net	(14,956)	10,872
Other expense, net	(100)	(105)
Income before income taxes and equity in income of unconsolidated joint ventures	39,825	47,735
Provision for income taxes	10,193	12,312
Income before equity in income of unconsolidated joint ventures	29,632	35,423
Equity in income of unconsolidated joint ventures, net of tax	26	3,247
Net income	29,658	38,670
Net income attributable to noncontrolling interest	(112)	—
Net income attributable to PRA Health Sciences, Inc.	$29,546	$38,670

Service revenue increased by $63.7 million, or 16.2%, from $394.2 million during the three months ended June 30, 2016 to $457.9 million during the three months ended June 30, 2017. Service revenue for the three months ended June 30, 2017 benefited from an increase in billable hours, offset by an unfavorable impact of $1.3 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years.

Direct costs increased by $45.7 million, or 17.9%, from $254.9 million during the three months ended June 30, 2016 to $300.6 million during the three months ended June 30, 2017. Direct costs as a percentage of service revenue increased from 64.7% during the three months ended June 30, 2016 to 65.6% during the three months ended June 30, 2017. The increase in direct costs as a percentage of service revenue is primarily due to an increase in salaries and related benefits of $45.6 million, as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and our future growth, offset by a favorable impact of $3.2 million from foreign currency exchange rate fluctuations.

Selling, general and administrative expenses increased by $7.7 million, or 11.3%, from $68.5 million during the three months ended June 30, 2016 to $76.2 million during the three months ended June 30, 2017. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, as we continue to hire staff to support our growing business, and increased facility costs as we add office space as we continue to grow. Selling, general and administrative expenses as a percentage of service revenue decreased from 17.4% during the three months ended June 30, 2016 to 16.6% during the three months ended June 30, 2017. The decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued efforts to effectively leverage our selling and administrative functions.

No transaction-related expenses were incurred for the three months ended June 30, 2017. During the three months ended June 30, 2016, we incurred transaction-related expenses of $2.9 million. These costs consist of $2.6 million of stock-based compensation expense related to the release of the transfer restrictions on vested options and $0.3 million of third-party fees incurred in connection with our May 2016 secondary offering.

Depreciation and amortization expense decreased by $1.5 million, or 8.4%, from $17.6 million during the three months ended June 30, 2016 to $16.1 million during the three months ended June 30, 2017. Depreciation and amortization expense as a percentage of service revenue was 4.5% during the three months ended June 30, 2016 and 3.5% during the three months ended June 30, 2017. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due to the continued amortization of our acquired intangibles which are amortized on an accelerated basis.

Interest expense, net, decreased by $3.4 million, or 25.2%, from $13.4 million during the three months ended June 30, 2016 to $10.0 million during the three months ended June 30, 2017. The refinancing of our variable rate first lien term loans in December 2016 contributed to a 1.1% decrease in the weighted average interest rate on our outstanding debt as compared to the three months ended June 30, 2016; this resulted in a $3.1 million reduction in interest expense. Additionally, interest expense decreased by $0.7 million due to lower amortization of debt issuance costs, which was offset by an increase of $0.3 million related to the amortization of our terminated interest rate swaps and interest expense on our current interest rate swap.

Foreign currency (losses) gains, net, changed by $25.8 million from gains of $10.9 million during the three months ended June 30, 2016 to losses of $15.0 million during the three months ended June 30, 2017. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended June 30, 2017, foreign currency losses were primarily due to the U.S. dollar weakening against the GBP, EUR, and Canadian dollar, or CAD, by 3.6%, 6.8% and 2.5%, respectively. During the three months ended June 30, 2016, foreign currency gains were primarily due to the weakening of the GBP against foreign currencies, including the U.S. dollar following voters in the United Kingdom approving a referendum to exit from the European Union, commonly referred to as Brexit. The U.S. dollar strengthened against the GBP and EUR by 6.8% and 2.0%, respectively, partially offset by weakening against the Russian ruble, or RUB, by 6.5%.

Provision for income taxes decreased by $2.1 million from $12.3 million during the three months ended June 30, 2016 to $10.2 million during the three months ended June 30, 2017. Our effective tax rate was 25.8% and 25.6% during the three months ended June 30, 2016 and 2017, respectively. The decrease in the effective tax rate of 0.2% was primarily attributable to the change in our overall distribution of projected income among our domestic and foreign subsidiaries which are typically taxed at a lower rate.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016
(in thousands)
Revenue
Service revenue	$885,022	$766,569
Reimbursement revenue	136,462	119,501
Total revenue	1,021,484	886,070
Operating expenses
Direct costs	588,123	498,423
Reimbursable out-of-pocket costs	136,462	119,501
Selling, general and administrative	150,463	132,458
Transaction-related costs	—	31,785
Depreciation and amortization	31,293	34,538
Loss on disposal of fixed assets	232	71
Income from operations	114,911	69,294
Interest expense, net	(19,531)	(28,746)
Loss on extinguishment of debt	—	(21,485)
Foreign currency (losses) gains, net	(22,210)	8,082
Other expense, net	(280)	(105)
Income before income taxes and equity in income of unconsolidated joint ventures	72,890	27,040
Provision for income taxes	18,076	7,048
Income before equity in income of unconsolidated joint ventures	54,814	19,992
Equity in income of unconsolidated joint ventures, net of tax	68	2,709
Net income	54,882	22,701
Net income attributable to noncontrolling interests	(112)	—
Net income attributable to PRA Health Sciences, Inc.	$54,770	$22,701

Service revenue increased by $118.5 million, or 15.5%, from $766.6 million during the six months ended June 30, 2016 to $885.0 million during the six months ended June 30, 2017. Service revenue for the six months ended June 30, 2017 benefited from an increase in billable hours, offset by an unfavorable impact of $2.8 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years.

Direct costs increased by $89.7 million, or 18.0%, from $498.4 million during the six months ended June 30, 2016 to $588.1 million during the six months ended June 30, 2017. Direct costs as a percentage of service revenue increased from 65.0% during the six months ended June 30, 2016 to 66.5% during the six months ended June 30, 2017. The increase in direct costs as a percentage of revenue is primarily due to an increase in salaries and related benefits of $88.7 million, as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and our future growth, offset by a favorable impact of $5.2 million from foreign currency exchange rate fluctuations.

Selling, general and administrative expenses increased by $18.0 million, or 13.6%, from $132.5 million during the six months ended June 30, 2016 to $150.5 million during the six months ended June 30, 2017. Selling, general and administrative expenses as a percentage of service revenue decreased from 17.3% during the six months ended June 30, 2016 to 17.0% during the six months ended June 30, 2017. The decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued efforts to effectively leverage our selling and administrative functions as we continue to grow revenue.

No transaction-related expenses were incurred for the six months ended June 30, 2017. During the six months ended June 30, 2016, we incurred transaction-related expenses of $31.8 million. These costs consist of $4.9 million of stock-based compensation expense associated with the release of the transfer restrictions on a portion of shares issuable upon exercise of vested service-based options in connection with the announcement of our March and May 2016 secondary offerings. These costs also include $24.5 million of stock-based compensation expense related to the vesting and release of the transfer restrictions of certain performance-based stock options. In addition, we incurred $2.4 million of third-party fees associated with the secondary offering and the closing of our accounts receivable financing agreement.

Depreciation and amortization expense decreased by $3.2 million, or 9.4%, from $34.5 million during the six months ended June 30, 2016 to $31.3 million during the six months ended June 30, 2017. Depreciation and amortization expense as a percentage of service revenue was 4.5% during the six months ended June 30, 2016 and 3.5% during the six months ended June 30, 2017. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due to the continued amortization of our acquired intangibles which are amortized on an accelerated basis.

Interest expense, net, decreased by $9.2 million, or 32.1%, from $28.7 million during the six months ended June 30, 2016 to $19.5 million during the six months ended June 30, 2017. The cash tender of our senior notes and refinancing of our variable rate first lien term loans contributed to a 1.6% decrease in the weighted average interest rate on our outstanding debt as compared to the six months ended June 30, 2016; this resulted in a $8.6 million reduction in interest expense. Additionally, interest expense decreased by $1.4 million due to lower amortization of debt issuance costs, which was partially offset by an increase of $0.8 million related to the amortization of our terminated interest rate swaps and interest expense on our current interest rate swap.

Loss on extinguishment of debt was $21.5 million during the six months ended June 30, 2016 and there were no losses on extinguishment of debt during the six months ended June 30, 2017. The loss on extinguishment of debt incurred during the six months ended June 30, 2016 was associated with our cash tender offer on our senior notes. The loss consists of the $17.4 million early tender premium, the write-off of $3.7 million of unamortized debt issuance costs, and $0.4 million of other costs associated with the transaction.

Foreign currency (losses) gains, net, changed by $30.3 million from gains of $8.1 million during the six months ended June 30, 2016 to losses of $22.2 million during the six months ended June 30, 2017. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the six months ended June 30, 2017, foreign currency losses were primarily due to the U.S. dollar weakening against the GBP, EUR, CAD, and RUB, by 5.3%, 8.4%, 3.5% and 3.4%, respectively. During the six months ended June 30, 2016, foreign currency gains were primarily due to the weakening of the GBP against foreign currencies, including the U.S dollar, following Brexit. The U.S. dollar strengthened against the GBP by 9.6%, partially offset by a weakening against the EUR, CAD, and RUB, by 1.5%, 6.5%, and 14.4%, respectively.

Provision for income taxes increased by $11.0 million from $7.0 million during the six months ended June 30, 2016 to $18.1 million during the six months ended June 30, 2017. Our effective tax rate was 26.1% and 24.8% during the six months ended June 30, 2016 and 2017, respectively. The decrease in the effective tax rate of 1.3% was primarily attributable to the change in our overall distribution of projected income among our domestic and foreign subsidiaries which are typically taxed at a lower rate.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of June 30, 2017, we had approximately $113.4 million of cash and cash equivalents of which $51.6 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $1,059.8 million during the six months ended June 30, 2017, including $116.7 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $992.7 million during the six months ended June 30, 2016, including $125.0 million of funds received from customers to pay investigators. The increase in cash collections during the six months ended June 30, 2017 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the six months ended June 30, 2017, net cash provided by operations was $15.9 million, compared to $24.1 million for the same period of 2016. Cash provided by operating activities decreased over the prior year primarily due to an increase in cash outflows from working capital, which was partially offset by increased cash flows from our operating performance. The changes in working capital were primarily driven by changes in our accounts receivable, unbilled services, and advanced billings accounts, as a result of an increase in our days sales outstanding during the six months ended June 30, 2017, as compared to the same period of 2016.

Cash Flow from Investing Activities

Net cash used in investing activities was $58.9 million during the six months ended June 30, 2017, compared to $18.6 million for the same period of 2016. The net cash outflows from acquisitions increased from $4.1 million during the six months ended June 30, 2016 to $36.4 million during the same period in 2017.  Additionally, capital expenditures increased by $4.4 million compared to the prior year, which is partially offset by $3.7 million received from the sale of our ownership stake in the WuXiPRA joint venture during the six months ended June 30, 2016.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6.8 million during the six months ended June 30, 2017 compared to net cash used by financing activities of $31.0 million for the same period of 2016. We borrowed $20.0 million under our accounts receivable financing agreement during the six months ended June 30, 2017 compared to $120.0 million during the same period in the prior year.  During the six months ended June 30, 2017, we repaid $15.6 million principal amount of our term loan compared to $133.6 million aggregate principal amount of our senior notes and $17.8 million related to debt prepayment and debt extinguishment costs that were paid as part of the cash tender offer in the prior year.

Indebtedness

As of June 30, 2017, we had $840.8 million of total indebtedness. Additionally, our senior secured credit agreement provides for a $125.0 million revolving credit facilities. There were no amounts drawn on this revolving credit facilities as of June 30, 2017. In addition, at June 30, 2017, we had $3.9 million in letters of credit outstanding, which are secured by the revolving credit facilities. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of June 30, 2017, we were in compliance with these covenants.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition to historical consolidated condensed financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may constitute forward-looking statements. Without limiting the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that actual results may differ materially from our expectations due to a number of factors, including, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; the market for our services may not grow as we expect; we may underprice our contracts, overrun our cost estimates or fail to receive approval or experience delays in documenting change orders; if we are unable to achieve operating efficiencies or grow revenues faster than expenses, operating margins will be adversely affected; we may be unable to maintain information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; we are subject to a number of additional risks associated with doing business outside of the United States, including foreign currency exchange fluctuations and restrictive regulations, as well as the risks and uncertainties associated with the United Kingdom’s expected withdrawal from the European Union; government regulators or customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulations affecting the biopharmaceutical industry and our business; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition; and other factors that are set forth in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed on February 23, 2017.

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

Item 4. Controls and Procedures

As of June 30, 2017, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In accordance with the SEC’s published guidance, the internal control over financial reporting of Parallel 6, Inc., or Parallel 6, which was acquired on May 10, 2017, and the Takeda PRA Development Center KK joint venture, or the TDC joint venture, formed between us and Takeda Pharmaceutical Company Ltd. on June 1, 2017, were excluded from our evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Parallel 6 and the TDC joint venture represented 2% and 1%, respectively, of our consolidated total assets, 0% and 0%, respectively, of our consolidated service revenue and 1% and 0%, respectively, of our consolidated net income as of and for the quarter ended June 30, 2017. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective of a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of reviewing the internal control structure of Parallel 6 and the TDC joint venture, if necessary, will make appropriate changes as we integrates Parallel 6 and the TDC joint venture into our overall internal control over financial reporting process.

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

PRA HEALTH SCIENCES, INC.

/s/ Linda Baddour
Linda Baddour
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: August 8, 2017

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2017 (No. 001-36732))

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith