Form 10-K
period 2017-12-31
PRA Health Sciences, Inc.
filed 2018-02-22
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.0 billion. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power have been excluded in that such persons are affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	63,790,933 shares outstanding as of February 16, 2018
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10‑K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRA HEALTH SCIENCES, INC.
ANNUAL REPORT ON FORM 10‑K
FOR FISCAL YEAR ENDED DECEMBER 31, 2017

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

Website and Social Media Disclosure

We use our website (www.prahs.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.

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

We are one of the largest CROs in the world by revenue, focused on executing clinical trials on a global basis. Our global clinical development platform includes approximately 70 offices across North America, Europe, Asia, Latin America, South Africa, Australia and the Middle East and over 15,800 employees worldwide. Since 2000, we have participated in approximately 3,700 clinical trials worldwide, we have worked on marketed drugs across several therapeutic areas and conducted the pivotal or supportive trials that led to U.S. Food and Drug Administration, or FDA, or international regulatory approval of more than 75 drugs.

We believe we are a leader in the transformation of the CRO engagement model via our flexible clinical development service offerings, which include embedded and functional outsourcing services in addition to traditional, project‑based clinical trial services. Our Strategic Solutions offerings provide Embedded Solutions™ and functional outsourcing services in which our teams are fully integrated within the client’s internal clinical development operations and are responsible for managing functions across the entire breadth of the client’s drug development pipeline. We believe that our Strategic Solutions offerings represent an innovative alternative to the traditional, project‑based approach and allow our clients to maintain greater control over their clinical development processes. Our flexible clinical development service offerings expand our addressable market beyond the traditional outsourced clinical development market to include the clinical development spending that biopharmaceutical companies historically have retained in‑house.

In September 2017, we completed the acquisition of Symphony Health Solutions Corporation, or Symphony Health, a provider of data and analytics to help professionals understand the full market lifecycle of products offered for sale by companies in the pharmaceutical industry. With this acquisition, we expect to enhance our ability to serve customers throughout the clinical research and commercial development process with technologies that provide data and analytics.

Over the past 30 years, we have developed strong client relationships and have performed services for more than 300 biotechnology and pharmaceutical clients. In the year ended December 31, 2017, we derived 53% of our service revenue from large pharmaceutical companies, 16% from small‑ to mid‑sized pharmaceutical companies, 16% of our service revenue from large biotechnology companies, 14% of our service revenue from all other biotechnology companies and 1% of our service revenue from non-pharmaceutical companies. Our Strategic Solutions offerings have significantly expanded our relationships with large pharmaceutical companies in recent years, which has allowed us to pursue strategic alliances with these companies due to our global presence, broad therapeutic expertise and flexible clinical development service offerings. Additionally, we believe that we have built a reputation as a strategic partner of choice for biotechnology and small‑ to mid‑sized pharmaceutical companies as a result of our competitively differentiated platform and our long‑term track record of serving these companies. We expect to benefit from growth in clinical development investment from these customers given the favorable capital raising environment in recent years.

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

Stages of Clinical Development

Market trends

Industry Standard Research, or ISR, a market research firm, estimated in its “2017 CRO Market Size Projections 2016-2021” report, or ISR 2017 Market Report, that the size of the worldwide CRO market was approximately $32 billion in 2016 and will grow at a 7% CAGR to $44 billion in 2021. This growth will be driven by an increase in the amount of research and development expenditure and levels of clinical development outsourcing by biopharmaceutical companies.

Increased R&D spending

ISR estimates in the ISR 2017 Market Report that R&D expenditures by biopharmaceutical companies were approximately $283 billion in 2016 and will grow approximately 3% per year through 2020. Of this amount, approximately $117 billion was spent on development, including $83 billion on Phase I through IV clinical development. Growth drivers of R&D spending among biopharmaceutical companies include the need to replenish lost revenues resulting from the patent expirations of a large number of high‑profile drugs in recent years which has resulted in the need for biopharmaceutical companies to increase their R&D expenditures to eventually fill this revenue void with new drug approvals, and a robust capital raising environment among biotechnology companies. We believe biotechnology companies primarily use the capital to fund clinical trials, and due to the general lack of existing infrastructure, these trials are often contracted to CROs. We expect the favorable capital raising environment will continue to be a source of strong growth for R&D spending.

Higher outsourcing penetration

ISR estimates in the ISR 2017 Market Report that approximately 37% of Phase I through IV of clinical development spend is outsourced to CROs, and the levels of penetration are expected to increase to approximately 45% by 2021. We believe this increase in outsourcing is due to several factors, including the need to maximize R&D productively, the increasing burden of clinical trial complexity, and the desire to pursue simultaneous registration in multiple countries.

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

Our History and Corporate Information

PRA Health Sciences, Inc. was incorporated in Delaware in June 2013 under the name Pinnacle Holdco Parent, Inc. On December 19, 2013, Pinnacle Holdco Parent, Inc. changed its name to PRA Global Holdings, Inc. and on July 10, 2014, PRA Global Holdings, Inc. changed its name to PRA Health Sciences, Inc. Our wholly‑owned subsidiary, PRA Holdings, Inc., or PRA Holdings, was incorporated in Delaware in July 2007 and its predecessors date back to 1982. Our qualified and experienced clinical and scientific staff has been delivering clinical drug development services to our clients for more than 30 years and our service offerings now encompass the spectrum of the clinical drug development process. See Note 4 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information with respect to our recent acquisitions.

We are a subsidiary of KKR PRA Investors L.P., a Delaware limited partnership controlled by Kohlberg Kravis Roberts & Co. L.P., or KKR.

Our Competitive Strengths

Global CRO platform

We are one of the largest CROs in the world by revenue focused on executing clinical trials on a global basis. Our global clinical development platform includes approximately 70 offices across North America, Europe, Asia, Latin America, South Africa, Australia and the Middle East and over 15,800 employees worldwide. We are dedicated to the seamless execution of integrated clinical trials on multiple continents concurrently. We believe our global presence and scale are important differentiators as biopharmaceutical companies are increasingly focused on greater patient access for increasingly complex clinical trials and gaining regulatory approval for new products in multiple jurisdictions simultaneously.

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

Therapeutic expertise in large segments of drug development

Our therapeutic expertise encompasses areas that are among the largest in pharmaceutical development, including oncology, central nervous system, inflammation and infectious diseases. We have participated in more than 2,200 clinical trials in these key areas since 2005, accounting for a substantial majority of our total clinical trials during this period. We employ drug development experts with extensive experience across numerous therapeutic areas in preparing development plans, establishing study and protocol designs, identifying investigative sites and patients and submitting regulatory filings. Our staff is highly experienced and includes approximately 750 Ph.Ds, 650 medical doctors and 275 doctors of pharmacy worldwide.

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

Leading enabler of integrated health data and analytics

The acquisition of Symphony Health supports our commitment to enhancing the future of clinical development with best-in-class technology solutions which enable deep, data-driven insights to optimize global clinical studies and drug commercialization.

Diversified and attractive client base

Over the past 30 years, we have developed strong client relationships and have performed services for more than 300 biotechnology and pharmaceutical clients. In the year ended December 31, 2017, we derived 53% of our service revenue from large pharmaceutical companies, 16% from small‑ to mid‑sized pharmaceutical companies, 16% of our service revenue from large biotechnology companies, 14% of our service revenue from all other biotechnology companies and 1% of our service revenue from non-pharmaceutical companies. Our Strategic Solutions offerings have significantly expanded our relationships with large pharmaceutical companies in recent years, which has allowed us to pursue strategic alliances with these companies due to our global presence, broad therapeutic expertise and flexible clinical development service offerings. Additionally, we believe that we have built a reputation as a strategic partner of choice for biotechnology and small‑ to mid‑sized pharmaceutical companies as a result of our competitively differentiated platform and our long‑term track record of serving these companies. We expect to benefit from growth in clinical development investment from these customers given the favorable capital raising environment in recent years. Our client relationships are also broad and diversified, and in the year ended December 31, 2017 our top 10 clients represented 62% of service revenue, with our largest client representing approximately 10% of service revenue and our largest single study accounting for approximately 4% of our service revenue.

Innovative management team

We are led by a dedicated and experienced executive management team with an average of over 20 years of experience across the global clinical research, pharmaceutical and life sciences industries. This team has been responsible for building our global platform, successfully integrating our acquisitions, developing our advanced IT‑enabled infrastructure and realizing our significant growth in revenue and earnings over the past five years.

Our Growth Strategy

Leverage our strong market position within the biotechnology and small‑ to mid‑sized pharmaceutical market

We believe our long‑term track record serving biotechnology and small‑ to mid‑sized pharmaceutical companies has resulted in our earning a reputation as a strategic partner of choice for these companies. We believe that biotechnology and small‑ to mid‑sized pharmaceutical companies rely on full service CROs to deliver fast, effective and thorough support throughout the clinical development and regulatory processes, as these companies generally lack a global clinical development infrastructure. We intend to leverage our strong relationships with biotechnology and small‑ to mid‑sized pharmaceutical companies to capture additional business from these companies. In particular we believe the CRO strategic alliances that have become prevalent with large pharmaceutical companies over the past several years will increasingly be utilized by biotechnology and small‑ to mid‑sized pharmaceutical companies. We believe we are well-positioned to take advantage of these opportunities given the depth of our relationships and our proven track record serving these customers.

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

Continue to enhance our tech-enabled CRO engagement model

The acquisition of Symphony Health has provided us with rich data insights that will allow us to customize our clinical studies to be as unique as the patients who they are designed around. By creatively harnessing the power of our technology and data assets, we are redefining the clinical development process for a more patient-centric future.

Continue to realize financial synergies and strategic benefits from recent acquisitions

We believe we will continue to realize financial synergies and strategic benefits from the acquisitions we have completed over the past four years, resulting in additional revenue growth and margin improvements. We believe that our strategic acquisitions are complementary to our customer base and expect to generate incremental revenue growth by cross‑selling our full set of services to our existing and new customers, thereby expanding the scope of our customer relationships and generating additional revenue.

Pursue selective and complementary acquisition strategy

We are a selectively acquisitive company, focused on growing our core service offerings, therapeutic capabilities and geographic reach into areas of high market growth. We have acquired 21 companies since 1997 and have established programs to help us identify acquisition targets and integrate them successfully. Our acquisition strategy is driven by our comprehensive commitment to serve client needs and we are continuously assessing the market for potential opportunities.

Service Offerings

Following the acquisition of Symphony Health, we now have two reportable segments: Clinical Research and Data Solutions. Our Clinical Research segment encompasses a broad array of services across the spectrum of clinical development programs. Our Data Solutions provides data, analytics, technology, and consulting solutions to the life sciences market. The offerings of our two segments complement each other and can provide enhanced value to our clients when delivered together, with each driving demand for the other.

For financial information regarding our segments, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results of Operations" and Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Clinical Research

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

Project Management—Our project management group manages the development process, setting specific targets and utilizing various metrics to ensure that a project moves forward in the right trajectory, resources are used optimally and client satisfaction is met. This group also oversees the implementation of a work breakdown structure, communication plan, and a risk and contingency program for each study. We believe that the management structure of our service delivery model sets us apart in the industry. Each individual project is assigned a director of project delivery and key strategic accounts are also assigned a general partner. As a member of the senior management team, the general partner works with the director of project delivery, the project management group and client representatives to ensure the highest level of client satisfaction. With more than 370 project directors and project managers, we match our project management personnel to projects based on experience and study specific parameters.

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

Clinical Operations—Our clinical operations group provides clients with a full set of study site management and monitoring services in approximately 90 countries worldwide, through our highly experienced team of clinical research associates and specialists. This experience includes knowledge of local regulations, medical practices, safety and individual therapeutic areas. We provide our clients with fully trained and locally based clinical teams led by experienced clinical team managers that initiate site start‑up, monitor activities and review data. Based in the Americas, Europe, Asia Pacific and Africa, these teams work from a strategic foundation that combines reliance on proven, consistent processes with the flexibility to adapt innovative ideas and technologies. Given our expertise executing clinical trials around the world we are positioned to meet our clients’ diverse needs and expectations. Our study start‑up services group, a unit within clinical operations, manages the key components of rapid site activation and investigational site set‑up for clinical trials by utilizing our global and region specific expertise.

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

Acquisitions in recent years have allowed us to significantly expand our Phase I to Phase II services. This includes offerings focused on the conduct and design of early stage patient population studies, and therapeutically focused in human abuse liability, or HAL, addiction, pain, psychiatric, neurological, pediatric and infectious disease services. We are one of the largest providers of patient population for Phase I and confined Phase II to Phase III services in the United States, and are one of only a few CROs in the world which has the ability to design and conduct HAL studies, a regulatory‑required study for central nervous system compounds. We believe this enables us to provide our clients with a full range of Phase I to Phase II clinical research services in specialized patient populations for both inpatient and outpatient settings.

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

Data Solutions

Our Data Solutions segment provides data, analytics, technology, and consulting solutions to the life sciences market. We have proprietary sources of data about pharmaceutical transactions that we purchase from pharmaceutical retailers, prescribers, payers and institutional users. The data is anonymized and includes details on the patient, the location where they purchased the drug or therapy, and the payer. The details on the patient, although anonymous, are tracked in such a way as to allow analysis of therapies and purchasing over a long term. They also include demographic data such as age, gender, race and diagnoses. The data is refreshed monthly.

The core service offerings of our Data Solutions segment include:

Market Intelligence Services

Targeting and Compensation - Prescription and drug sales data services used primarily to compensate sales representatives. This data includes dispensed prescription data, non-retail pharmacy drug purchasing data and healthcare demographic and affiliations data.

Pharmaceutical Audit Suite - National-level prescription and sales data services used primarily for market research. Data subscriptions include all products and therapeutic areas and is primarily accessed on-line through our business intelligence tool.

Consulting & Services

Brand Analytics - Anonymized patient-level data sets and services that enable a variety of commercial analytics, including patient compliance, persistency, product switching, share and counts, and diagnosis. The most significant offering is PatientSource, a comprehensive patient-level data set, providing a detailed view of patient treatment activity in a client-defined disease category. PatientSource includes data regarding prescribers, patients and payer dynamics.

Managed Markets - Suite of prescription claims-based data products and analytic tools that leverage our exclusive claims lifecycle data to understand managed markets influence on product demand.

Commercial Effectiveness - Commercial effectiveness is a professional services unit providing offerings that enable clients to optimize promotion spend and activities. Offerings include digital promotional measurement, advanced targeting, patient journey, and market landscape.

Scientific Studies/Clinical Hubs - Our Scientific Studies/Clinical Hubs unit provides services that include clinically-oriented data hubs and health economics studies to pharmaceutical companies' medical affairs or health economics divisions. Our team provides real world evidence data to support the assessment of the clinical effectiveness of drugs.

Apps & Technology

Health Data Services - Health Data Services provides technology-enabled products and services that allow clients to effectively access and analyze Symphony Health and integrated third-party data.

Clients and Suppliers

We serve a wide range of client types, including biotechnology and pharmaceutical companies. We have developed numerous strategic relationships in the last five years. In the year ended December 31, 2017, we derived 53% of our service revenue from large pharmaceutical companies, 16% of our service revenue from small‑ to mid‑sized pharmaceutical companies, 16% of our service revenue from large biotechnology companies, 14% of our service revenue from all other biotechnology companies and 1% of our service revenue from non-pharmaceutical companies. In 2017 and 2016, our top five clients represented approximately 42% and 45% of service revenue, respectively; this revenue was derived from a combination of fixed‑fee contracts, fee‑for‑service contracts and time and materials contracts. One of our clients accounted for 10.3% of service revenue during the year ended December 31, 2017. Two of our clients accounted for 11.0% and 10.4% of service revenue during the year ended December 31, 2016. No individual project accounted for 10% or more of service revenue for the years ended December 31, 2017 and 2016.

We utilize a number of suppliers in our business, including central laboratory services, drug storage and shipping, foreign language translation services and information technology. In 2017, our largest individual supplier was paid $16.7 million. In addition, our top 10 suppliers together received payments during 2017 of approximately $112.0 million. We believe that we will continue to be able to meet our current and future supply needs.

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

Competition

Our Clinical Research business competes primarily with other full‑service CROs and in‑house research and development departments of pharmaceutical and established biotech companies. Our principal traditional CRO competitors are ICON plc, INC Research Holdings, Inc. (now known as Syneos Health, Inc.), Laboratory Corporation of America Holdings, PAREXEL International Corporation, Pharmaceutical Product Development LLC, and IQVIA Inc.

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

Our Data Solutions business competes with a diverse set of businesses. We generally compete with other information, analytics, technology, services and consulting companies, as well as with government agencies, private payers and other healthcare companies that provide their data directly to others. Our offerings compete with a number of firms, including IQVIA Inc., OptumHealth, Cognizant Technology Solutions, and ZS Associates.

Backlog

Our studies and projects are performed over varying durations, ranging from several months to several years. Backlog represents anticipated service revenue from contracted new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Canceled contracts and scope reductions are removed from backlog as they occur. Our backlog at December 31, 2017, 2016 and 2015 was approximately $3.5 billion, $2.9 billion and $2.4 billion, respectively. Cancellations totaled $366.0 million, $290.6 million and $231.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We believe our backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in our backlog may be completed in 2018, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease the amount of backlog. Third, studies may be terminated or delayed at any time by the client or regulatory authorities. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study is made.

We had $2,413.7 million, $2,076.5 million and $1,696.6 million in net new business awards for our Clinical Research segment in the years ended December 31, 2017, 2016, and 2015, respectively. Net new business represents gross new business awards less cancellations for the period.

We exclude our Data Solutions segment from backlog and new business awards due to the short term nature of its contracts.

For more details regarding risks related to our backlog, see “Risk Factors—Our backlog may not convert to service revenue at the historical conversion rate.”

Intellectual Property

We develop and use proprietary methodologies, analytics, systems, technologies and other intellectual property throughout our business, including a number of patents as well as other proprietary information regarding our methodologies, technologies, systems and analytics. We also hold various federal trademark registrations and pending applications in the United States and other jurisdictions, including PRA Health Sciences, Nextrials, Parallel 6, and Symphony Health.

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

We are not a covered entity under HIPAA. However, in connection with our clinical development activities, we do receive PHI from covered entities subject to HIPAA. In order for those covered entities to disclose PHI to us, the covered entity must obtain an authorization from the research subject that meets the Privacy Rule requirements, or make such disclosure pursuant to an exception to the Privacy Rule’s authorization requirement. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations. Because of amendments to the HIPAA data security and privacy rules, there are some instances where we may be a HIPAA “business associate” of a “covered entity,” meaning that we may be directly liable for any breaches in protected health information and other HIPAA violations. As part of our research activities, we require covered entities that perform research activities on our behalf to comply with HIPAA, including the Privacy Rule’s authorization requirement, and applicable state privacy and security laws and regulations.

In Europe, the upcoming European Union General Data Protection Regulation (EU GDPR) replaces the current European Union Data Privacy Directive (Directive). The EU GDPR requires organizations working with the personal data of EU citizens to have established processes related to its collection and use. Organizations must have objective evidence of compliance (Principle of Accountability) with the EU GDPR. The penalties for non-compliance are significant, including up to four percent of an organization's global annual revenue. Enforcement of this regulation is unknown as the EU GDPR is not implemented until May 25, 2018. There are also administrative penalties where transfers of personal data may be stopped. As PRA is a global organization, such a disruption in data transfers could pose significant operational challenges.

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

Employees

As of December 31, 2017, we had over 15,800 employees, of which approximately 44% were in the United States, approximately 34% were in Europe, approximately 3% were in Canada, and approximately 19% were in Africa, Latin America, and Asia Pacific. Some of our employees located outside of the United States are represented by workers council or labor unions. We believe that our employee relations are satisfactory. Approximately 40% of employees hold a Master’s level degree or higher. We have approximately 1,800 employees that hold a Ph.D, M.D. or other doctorate level degrees.

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

Most of our clients for traditional, project‑based clinical trial services can terminate our contracts without cause upon 30 to 60 days’ notice. For example, our cancellation percentage for traditional, project‑based Phase I through IV trials was 18% for the years ended December 31, 2017 and 2016. Our traditional, project‑based clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

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

Backlog represents anticipated service revenue from contracted new business awards that either have not started or are in process but have not been completed and was $3.5 billion, $2.9 billion, and $2.4 billion at December 31, 2017, 2016, and 2015, respectively. Our revenue conversion rate is based on a financial and operational analysis performed by our project management teams and represents the level of effort expected to be expended at a specific point in time. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a client cancels a contract, we generally would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to terminating the canceled project. Generally, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few months to many years. Our backlog may not be indicative of our future results, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect the realization of our revenue from backlog, including:

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

Changes in accounting standards may adversely affect our financial statements.

From time to time the Financial Accounting Standards Board, or FASB, and SEC issue new or revised guidance that we are required to adopt. It is possible that future accounting standards may require changes to our current accounting treatment and may require us to make changes to our accounting systems and processes. These changes could have a material impact on our business, results of operations and financial condition. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding recently implemented accounting standards and recently issued accounting pronouncements and the potential impact they may have on the Company.

Our effective income tax rate may fluctuate for different reasons, including the recently-enacted U.S. Tax Cuts and Jobs Act, which may adversely affect our operations, earnings and earnings per share.

Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. The global nature of our business increases our tax risks. In addition, as a result of increased funding needs by governments resulting from fiscal stimulus measures, revenue authorities in many of the jurisdictions in which we operate are known to have become more active in their tax collection activities. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. The application of tax laws in various taxing jurisdictions, including the United States, is subject to interpretation, and tax authorities in various jurisdictions may have diverging and sometimes conflicting interpretations of the application of tax laws. Changes in tax laws or tax rulings in the United States or other tax jurisdictions in which we operate, could materially impact our effective tax rate.

Factors that may affect our effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;

•	actual and projected full year pre‑tax income, including differences between actual and anticipated income before taxes in various jurisdictions;

•	changes in tax laws, or in the interpretation or application of tax laws, in various taxing jurisdictions, including the U.S. Tax Cuts and Jobs Act;

•	audits or other challenges by taxing authorities; and

•
the establishment of valuation allowances against a portion or all of certain deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized.

In addition, our effective income tax rate is influenced by U.S. tax law which has been substantially modified by the U.S. Tax Cuts and Jobs Act. The following provisions of the U.S. Tax Cuts and Jobs Act could have an adverse effect on our tax rate if it is determined that the provisions are applicable to the Company:

•	global intangible low-taxed income;

•	limitations on the U.S. deductions for net business interest;

•	base erosion anti-abuse provisions; and

•	performance-based compensation subject to $1 million limit.
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

We derive a substantial portion of our revenues from a limited number of large clients. In 2017 and 2016, we derived 42% and 45%, respectively, of our service revenue from our top five clients. In addition, almost 41% of our backlog, as of December 31, 2017, is concentrated among five clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

We are required to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, and other U.S. and non‑U.S. anti‑corruption laws, which prohibit companies from engaging in bribery, including corruptly or improperly offering, promising, or providing money or anything else of value to non‑U.S. officials and certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti‑bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents, and other business partners outside of our control or without our authorization. It is our policy to implement safeguards to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which we might be held responsible. Violations of the FCPA or other non‑U.S. anti‑corruption laws may result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the U.S. government and/or lose their U.S. export privileges. Changes in anti‑corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the U.S. or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti‑corruption laws committed by companies in which we invest or that we acquired or will acquire.

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

We contract with biotechnology and pharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, laboratory analysis, electronic data capture, patient recruitment, data analytics, technology solutions and other related services. Such services are complex and subject to contractual requirements, government regulations, and ethical considerations. For example, we are subject to regulation by the FDA and comparable non‑U.S. regulatory authorities relating to our activities in conducting pre‑clinical and clinical trials. The clinical trial process must be conducted in accordance with regulations promulgated by the FDA under the Federal Food, Drug and Cosmetic Act, which requires the drug to be tested and studied in certain ways. In the United States, before human clinical testing may begin, a manufacturer must file an IND with the FDA. Further, an IRB for each medical center proposing to participate in the clinical trial must review and approve the protocol for the clinical trial before the medical center’s investigators participate. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable IND, the requirements of the relevant IRBs, and GCP regulations. Similarly, before clinical trials begin, a drug is tested in pre‑clinical studies that are expected to comply with Good Laboratory Practice requirements. We are also subject to regulation by the DEA which regulates the distribution, recordkeeping, handling, security, and disposal of controlled substances. If we fail to perform our services in accordance with these requirements, regulatory authorities may take action against us. Such actions may include injunctions or failure to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Clients may also bring claims against us for breach of our contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against us. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

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

During 2017, approximately 17% of our service revenue and 39% of our expenses were denominated in currencies other than the U.S. dollar, particularly the Euro and the British Pound. Because a portion of our service revenue and expenses are denominated in currencies other than the U.S. dollar and our financial statements are reported in U.S. dollars, changes in non‑U.S. currency exchange rates could significantly affect our results of operations and financial condition.

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

Our balance sheet reflects goodwill and intangibles assets of $1,512.4 million and $783.8 million, respectively, as of December 31, 2017. Collectively, goodwill and intangibles assets represented 68% of our total assets as of December 31, 2017. In accordance with generally accepted accounting principles, or GAAP, goodwill and indefinite-lived intangible assets are not amortized, but are subject to a periodic impairment evaluation. We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. In addition, we review long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. The carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors that affect the fair value of our business, in which case a charge to earnings would become necessary. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a further discussion of our goodwill and intangible asset impairment testing.

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

We rely on third parties for important products and services, services and licenses to certain technology and intellectual property rights and we might not be able to continue to obtain such products, services and licenses.

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

Several large biopharmaceutical companies have completed mergers and acquisitions that will consolidate the outsourcing trends and R&D expenditures into fewer companies. Large pharmaceutical companies represent a significant portion of our customer base. The pharmaceutical industry is currently undergoing a period of increased merger activity. As a result of this and future consolidations, our client diversity may decrease and our business may be adversely affected. In addition, consolidation and other factors in the biopharmaceutical industry, may slow decision making by our clients or result in the delay or cancellation of clinical trials.

We may be affected by healthcare reform and potential additional reforms.

Numerous government bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and biopharmaceutical companies. We are uncertain as to the effects of these reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new drugs, our clients may reduce their R&D spending, which could reduce the business they outsource to us. Similarly, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.

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

The confidentiality, collection, use and disclosure of personal data, including clinical trial patient‑specific information, are subject to governmental regulation generally in the country in which the personal data was collected or used. For example, U.S. federal regulations under HIPAA generally require individuals’ written authorization, in addition to any required informed consent, before protected health information may be used for research and such regulations specify standards for de‑identifications and for limited data sets. We may also be subject to applicable state privacy and security laws and regulations in states in which we operate. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations. Because of recent amendments to the HIPAA data security and privacy rules, there are some instances where we may be a HIPAA “business associate” of a “covered entity,” meaning that we may be directly liable for any breaches in protected health information and other HIPAA violations. These amendments may subject us to HIPAA’s enforcement scheme, which, as amended, can result in up to $1.5 million in annual civil penalties for each HIPAA violation.

In the EU and other jurisdictions, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to laws and regulations with respect to cross‑border transfers of such data out of certain jurisdictions in which we operate, including the EU. If we are unable to transfer data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or adversely affect our financial results. The United States, the EU and its member states, and other countries where we have operations, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and non‑U.S. governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de‑identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm.

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

As of December 31, 2017, we had total indebtedness of $1,352.4 million, which consisted of: $120.0 million principal amount of variable rate accounts receivable financing due 2019, $1,140.9 million principal amount of variable rate first lien term loans due 2021, or the 2016 First Lien Term Loan, and $91.5 million in borrowings under our revolving line of credit, or the 2016 Revolver. The 2016 First Lien Term Loan and 2016 Revolver, which were amended in September 2017 and December 2017, are collectively known as the 2016 Credit Facilities.

Specifically, our high level of debt could have important consequences to the holders of our debt, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

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

Although the credit agreement governing the 2016 Credit Facilities, as amended, contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, the risks to our financial condition would increase.

While the credit agreement governing the 2016 Credit Facilities, as amended, also contains restrictions on our ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

If we do not comply with the covenants in our financing agreements, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement governing the 2016 Credit Facilities and the accounts receivable financing agreement, as amended, require us to comply with certain covenants. In particular, our credit agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, or amending the terms of agreements relating to certain existing junior indebtedness, if any, in a manner materially adverse to the lenders under our credit agreement without their respective approval. Further, our credit agreement and the accounts receivable financing agreement contain customary covenants, including covenants that restrict our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments. A violation of any of these covenants could cause an event of default under our financing agreements.

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

Because all of our debt is variable‑rate debt, fluctuations in interest rates could have a material effect on our business. We currently utilize derivative financial instruments such as interest rate swaps to hedge our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

KKR continues to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

KKR beneficially owned approximately 20.7% of our common stock as of December 31, 2017. Even though KKR does not control a majority of our outstanding voting power, it has the ability to exercise significant control over all corporate actions requiring stockholder approval, including:

•	the election and removal of directors and the size of our board of directors;

•	any amendment of our certificate of incorporation or bylaws; or

•	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

Provisions of our corporate governance documents and Delaware law could make any change in our board of directors or in control of our company more difficult.

Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions, such as provisions authorizing, without a vote of stockholders, the issuance of one or more series of preferred stock, that could make it difficult or expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors even if such a transaction would be beneficial to our stockholders. We also have a staggered board of directors that could make it more difficult for stockholders to change the composition of our board of directors in any one year. These anti‑takeover provisions could substantially impede the ability of public stockholders to change our management or board of directors.

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

Sales of a substantial number of shares of our common stock into the public market could occur at any time. We have 63,623,950 outstanding shares of common stock as of December 31, 2017. Certain of our stockholders have demand registration rights and “piggyback” registration rights with respect to future registered offerings of our common stock. KKR and other stockholders, who collectively own 20.7% of our common stock, may sell shares of our common stock. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We also registered all shares of common stock that we may issue under our equity compensation plans and they can be freely sold in the public market upon issuance, subject to restrictions on transfer contained in management stockholders agreements entered into between certain recipients of equity compensation and KKR. As restrictions on transfer end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility for our corporate headquarters in Raleigh, North Carolina. We also lease other offices in North America, Europe, Africa, Latin America, Australia and Asia. In 2017, our total rental expense for our facilities and offices was approximately $37.0 million. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

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

	High	Low
Fiscal Year 2017
Fourth Quarter	$92.00	$75.71
Third Quarter	$80.99	$73.05
Second Quarter	$79.98	$61.93
First Quarter	$66.04	$54.08
	High	Low
Fiscal Year 2016
Fourth Quarter	$60.96	$50.87
Third Quarter	$56.77	$39.25
Second Quarter	$51.35	$39.52
First Quarter	$47.84	$35.60

Holders of Record

On February 16, 2018, we had approximately 132 common stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividend Policy

We have not paid any cash dividends during the two most recent fiscal years. We also have no current plans to pay any cash dividends on our common stock for the foreseeable future and instead intend to retain earnings, if any, for future operations, expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in the credit agreement governing our 2016 Credit Facilities and in the indenture governing our Senior Notes. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—2016 Credit Facilities” for restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2017 that have not been previously reported.

Purchases of Equity Securities by the Issuer

None.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of PRA Health Sciences, Inc.

The following graph shows a comparison from November 13, 2014 (the date our common stock commenced trading on the NASDAQ) through December 31, 2017 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Health Care Index.

The graph assumes that $100 was invested at the market close on November 13, 2014 in the common stock of PRA Health Sciences, Inc., the Nasdaq Composite Index and the Nasdaq Health Care Index, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data for the years ended December 31, 2015, 2016 and 2017, and as of December 31, 2016 and 2017, from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K. We have derived the selected consolidated financial data for the period from January 1 through September 22, 2013, the period from September 23 through December 31, 2013, the year ended December 31, 2014, and as of December 31, 2013, 2014 and 2015 from our consolidated financial statements not appearing elsewhere in this Annual Report on Form 10‑K. Our historical results are not necessarily indicative of the results we may achieve in any future period.

The accompanying selected consolidated statements of operations and cash flows data are presented for two periods: Predecessor and Successor, which relate to the period preceding the Company’s acquisition by KKR, or KKR Transaction, and the period succeeding the KKR Transaction, respectively. The Company refers to the operations of PRA Health Sciences, Inc. and subsidiaries for both the Predecessor and Successor periods.

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

	Predecessor	Successor
(in thousands, except per share data)	January 1, 2013 - September 22, 2013	September 23, 2013 - December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Consolidated statement of operations data:
Revenue:
Service revenue	$508,539	$324,362	$1,266,596	$1,375,847	$1,580,023	$1,948,374
Reimbursement revenue	103,531	54,854	192,990	238,036	231,688	311,015
Total revenue	612,070	379,216	1,459,586	1,613,883	1,811,711	2,259,389
Operating expenses:
Direct costs	304,102	222,776	859,218	886,528	1,032,688	1,283,868
Reimbursable out-of-pocket costs	103,531	54,854	192,990	238,036	231,688	311,015
Selling, general and administrative	142,880	69,730	253,970	246,417	269,893	321,987
Transaction-related costs	47,486	29,180	—	—	44,834	87,709
Depreciation and amortization	25,144	25,333	96,564	77,952	69,506	78,227
Loss on disposal of fixed assets	225	—	5	652	753	358
(Loss) income from operations	(11,298)	(22,657)	56,839	164,298	162,349	176,225
Interest expense, net	(32,719)	(23,703)	(81,939)	(61,747)	(54,913)	(46,729)
Loss on modification or extinguishment of debt	(21,678)	(7,211)	(25,036)	—	(38,178)	(15,023)
Foreign currency (losses) gains, net	(3,641)	(4,117)	10,538	14,048	24,029	(39,622)
Other (expense) income, net	(530)	1,180	(2,254)	(1,434)	607	(304)
(Loss) income before income taxes and equity in (losses) income of unconsolidated joint ventures	(69,866)	(56,508)	(41,852)	115,165	93,894	74,547
(Benefit from) provision for income taxes	(22,079)	(17,186)	(8,154)	30,004	28,494	(12,623)
(Loss) income before equity in (losses) income of unconsolidated joint ventures	(47,787)	(39,322)	(33,698)	85,161	65,400	87,170
Equity in (losses) income of unconsolidated joint ventures, net of tax	(603)	(621)	(2,044)	(3,396)	2,775	123
Net (loss) income	(48,390)	(39,943)	(35,742)	81,765	68,175	87,293
Net income attributable to noncontrolling interest	—	—	—	—	—	(366)
Net (loss) income attributable to PRA Health Sciences, Inc.	$(48,390)	$(39,943)	$(35,742)	$81,765	$68,175	$86,927
Net (loss) income per share (1):
Basic	$(1.22)	$(1.02)	$(0.83)	$1.36	$1.12	$1.39
Diluted	$(1.22)	$(1.02)	$(0.83)	$1.29	$1.06	$1.32
Cash dividends declared per common stockholders:	$2.83	$—	$—	$—	$—	$—
Weighted average common shares outstanding:
Basic	39,643	39,337	42,897	59,965	60,759	62,437
Diluted	39,643	39,337	42,897	63,207	64,452	65,773
Cash flow data:
Net cash provided by (used in) operating activities (5)	$54,044	$(25,666)	$34,034	$152,428	$160,047	$220,408
Net cash used in investing activities (5)	(54,753)	(1,008,419)	(11,472)	(71,686)	(34,614)	(687,420)
Net cash (used in) provided by financing activities (5)	(42,065)	1,115,041	(5,956)	(42,444)	(101,595)	507,009
Other financial data:
Backlog (at period end) (2)	$—	$1,939,666	$2,141,112	$2,440,123	$2,934,823	$3,535,611
Net new business (3)	462,046	312,298	1,493,652	1,696,635	2,076,484	2,413,730

		Successor
		As of December 31, 2013	As of December 31, 2014	As of December 31, 2015	As of December 31, 2016	As of December 31, 2017

Consolidated balance sheet data
Cash and cash equivalents		$72,155	$85,192	$121,065	$144,623	$192,229
Accounts receivable and unbilled services, net		294,984	338,781	415,077	439,053	627,003
Working capital		(11,270)	22,367	43,796	60,538	(94,592)
Total assets (4)		2,357,673	2,214,484	2,228,743	2,190,391	3,358,046
Total long-term debt, net (4)		1,208,751	924,444	889,514	797,052	1,225,397
Total liabilities (4)		1,890,338	1,537,669	1,526,021	1,461,139	2,421,565
Total stockholders' equity		467,335	676,815	702,722	729,252	936,481
Total liabilities and stockholders' equity (4)		2,357,673	2,214,484	2,228,743	2,190,391	3,358,046

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

(2)
Our backlog consists of anticipated service revenue for our Clinical Research segment from new business awards that either have not started or are but have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations and the amount of service revenue recognized under existing contracts.

(3)
For our Strategic Solutions offering, the value of new business awards is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre‑contract commitments that are supported by written communications, adjusted for contracts that were modified or canceled during the period. For the fiscal year 2013, net new business excludes the RPS Acquisition. New business awards are for our Clinical Research segment.

(4)
In 2015 we early adopted ASU No. 2015-03 and ASU No. 2015-15. The balance sheet data for 2014 and 2013 has been restated to reflect the presentation of debt issuance costs as a reduction of long-term debt.

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

Overview

We are one of the world’s leading global CROs, by revenue, providing outsourced clinical development services to the biotechnology and pharmaceutical industries. We believe we are one of a select group of CROs with the expertise and capability to conduct clinical trials across major therapeutic areas on a global basis. Our therapeutic expertise includes areas that are among the largest in pharmaceutical development, and we focus in particular on oncology, central nervous system inflammation, respiratory, cardiometabolic and infectious diseases. We believe that we further differentiate ourselves from our competitors through our investments in medical informatics and clinical technologies designed to enhance efficiencies, improve study predictability and provide better transparency for our clients throughout their clinical development processes. Our Data Solutions segment allows us to better serve our clients across their entire product lifecycle by (i) improving clinical trial design, recruitment, and execution; (ii) creating real-world data solutions based on the use of medicines by actual patients in normal situations; and (iii) increasing the efficiency of healthcare companies' commercial organizations through enhanced analytics and outsourcing services.

Contracts define the relationships with our clients and establish the way we earn revenue. Three types of relationships are most common: a fixed‑price contract, a time and materials contract and fee‑for‑service arrangements. In cases where the contracts are fixed price, we may bear the cost of overruns for the contracted scope, or we may benefit if the costs are lower than we anticipated for the contracted scope. In cases where our contracts are fee‑for‑service, the contracts contain an overall budget for contracted resources. If actual resources used are lower than anticipated, the client generally keeps the savings and we may be responsible for covering the cost of the unused resource if we are unable to redeploy the resource. For time and material contracts, we bill the client only for the actual hours we spend to complete the contracted scope based upon stated hourly rates by position. The duration of our contracts range from a few months to several years. Revenue for services is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable, services have been rendered, and collectability is reasonably assured. Once these criteria have been met, we recognize revenue for the services provided on fixed‑fee contracts in our Clinical Research segment based on the proportional performance methodology, which determines the proportion of outputs or performance obligations which have been completed or delivered compared to the total contractual outputs or performance obligations. To measure performance, we compare the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical location involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as leases and maintenance of information technology and equipment. Revenue from time and materials contracts is recognized as hours are incurred. Revenues and the related costs of fee‑for‑service contracts are recognized in the period in which services are performed. We recognize revenue for services provided on fixed-fee contracts in our Data Solutions segment either ratably as earned over the contract period (for subscription-based services) or upon delivery (for delivery of data solutions or reports). Revenue from time and materials contracts is recognized as hours are incurred. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed.

How We Assess the Performance of Our Business

Historically, we have reported one reportable segment. In conjunction with the acquisition of Symphony Health on September 6, 2017, the Company expanded its reporting segments. The Company is now managed through two reportable segments, (i) Clinical Research and (ii) Data Solutions. Our chief operating decision maker uses gross profit as the primary measure of each segment's operating results in order to allocate resources and in assessing the Company's performance. In addition to our GAAP financial measures, we review various financial and operational metrics. For our Clinical Research segment we review new business awards, cancellations, and backlog.

Our gross new business awards for the years ended December 31, 2017, 2016 and 2015 were $2,779.8 million, $2,367.1 million and $1,927.6 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the years ended December 31, 2017, 2016 and 2015 we had $366.0 million, $290.6 million, and $231.7 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at December 31, 2017, 2016 and 2015 was $3.5 billion, $2.9 billion, and $2.4 billion, respectively.

Industry Trends

ISR estimated in its ISR 2017 Market Report that the size of the worldwide CRO market was approximately $32 billion in 2015 and will grow at a 7% CAGR to $44 billion over the next five years. This growth will be driven by an increase in the amount of research and development expenditures and higher levels of clinical development outsourcing by biopharmaceutical companies.

Business Combinations

We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas. In September 2017, we acquired Symphony Health, which is expected to enhance our ability to serve customers throughout the clinical research process with technologies that provide data and analytics. Additionally, in May 2017, we acquired Parallel 6, Inc., or Parallel 6, which is expected to allow us to offer our customers technologies that provide improved efficiencies by reducing study durations and costs through integrated operational management.

These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since the acquisition date.

See Note 4 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information with respect to these and other smaller acquisitions.

Joint Ventures

In June 2017, we closed on a joint venture transaction with Takeda Pharmaceutical Company Ltd., or Takeda, that enables us to provide clinical trial delivery and pharmacovigilance services as a strategic partner of Takeda Japan. The joint venture was effectuated through the creation of a new legal entity, Takeda PRA Development Center KK, or TDC joint venture. The TDC joint venture is based in Japan and is owned by us (50%) and Takeda (50%).

In March 2013, we entered into a joint venture agreement with A2 Healthcare Corporation to form A2PRA Corporation, or A2PRA. The joint venture provides research and development outsourcing solutions in Japan to the biopharmaceutical and medical device industries. This joint venture is based in Tokyo, Japan and is owned by us (49%) and A2 Healthcare Corporation (51%).

See Note 3 and Note 4 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information with respect to the joint ventures.

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

Once these criteria have been met, we recognize revenue for the services provided on fixed‑fee contracts in the Clinical Research segment based on the proportional performance methodology, which determines the proportion of outputs or performance obligations which have been completed or delivered compared to the total contractual outputs or performance obligations. To measure performance, we compare the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical location involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. The Company recognizes revenue for services provided on fixed-fee contracts in the Data Solutions segment either ratably as earned over the contract period, for subscription-based services, or upon delivery, for one-time delivery of data solutions or reports. Revenue from time and materials contracts is recognized as hours are incurred. Billable hours typically fluctuate during the terms of individual contracts, as services we provide generally increase at the beginning of a study and decrease toward the end of a study. Revenues and the related costs of fee‑for‑service contracts are recognized in the period in which services are performed.

In the Clinical Research segment, a majority of our contracts undergo modifications over the contract period and our contracts provide for these modifications. During the modification process, we recognize revenue to the extent we incur costs, provided client acceptance and payment is deemed reasonably assured.

Volume discounts are offered to certain large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

Most of our contracts in the Clinical Research segment can be terminated by the client either immediately or after a specified period, typically 30 to 60 days, following notice. In the case of early termination, these typically contracts require payment to us of fees earned to date, the fees, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Based on ethical, regulatory, and health considerations, this wind‑down activity may continue for several quarters or years. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the total contract price result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined.

Our Data Solutions segment enters into contracts with some of its larger data suppliers that involve non-monetary terms. We will issue purchase credits to be used toward the data supplier's purchase of the Company's products, services or consulting. In exchange, we receive monetary discounts on the data received from the data suppliers. The fair value of the revenue earned from the customer purchases is determined based on similar product offerings to other customers. At the end of the contract year, any unused purchase credits will be forfeited or carried over to the next contract year based on the terms of the data supplier contract. For the year ended December 31, 2017, we recognized service in kind revenue of $5.8 million from these transactions, which is included in service revenue in the accompanying consolidated statements of operations.

Clinical Research segment service revenue was $1,857.9 million, $1,580.0 million, and $1,375.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Changes in service revenue from period to period are driven primarily by changes in backlog at the beginning of a period, as well as new business awards during such period. Additionally, service revenue and billable hours will generally be impacted by the mix of studies that are active during a period, as different studies have different staffing requirements, as well as the life cycles of projects that are active during a period.

Data Solutions segment service revenue was $90.5 million for the year ended December 31, 2017. Refer to Note 2 - Significant Accounting Policies of our audited consolidated financial statements for further discussion of our Data Solutions segment's revenue recognition policy.

Our service revenues are derived from a wide range of client types. During the year ended December 31, 2017, we derived 53% of our service revenue from large pharmaceutical companies, 16% of our service revenue from small‑ to mid‑sized pharmaceutical companies, 16% of our service revenue from large biotechnology companies, 14% of our service revenue from all other biotechnology companies and 1% of our service revenue from non-pharmaceutical companies. For the years ended December 31, 2017, 2016, and 2015, our top five clients represented approximately 42%, 45%, and 41%, respectively, of service revenue; this revenue was derived from a combination of fixed‑fee contracts, fee‑for‑service contracts and time and materials contracts. One client accounted for 10.3% of service revenue during the year ended December 31, 2017. Two of our clients accounted for 11.0% and 10.4% of service revenue during the year ended December 31, 2016, respectively. One client accounted for 10.7% of service revenue during the year ended December 31, 2015. No individual project accounted for 10% or more of service revenue for the years ended December 31, 2017, 2016 and 2015.

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

Direct Costs

For our Clinical Research segment, direct costs consist primarily of labor‑related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 96.4%, 96.6%, and 95.7% for the years ended December 31, 2017, 2016 and 2015, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 5.6%, 5.1%, and 4.1% of the Clinical Research segment's total direct costs for the years ended December 31, 2017, 2016 and 2015, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 3.6%, 3.4%, and 4.3% for the year ended December 31, 2017, 2016 and 2015, respectively.

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 71.0% for the year ended December 31, 2017. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 23.0% of the Data Solutions segment's total direct costs for the year ended December 31, 2017. Our remaining direct costs are items such as travel, meals, and supplies and were 6.0% of the Data Solutions segment's total direct costs for the year ended December 31, 2017.

Historically, direct costs have increased with an increase in service revenues. The future relationship between direct costs and service revenues may vary from historical relationships. Direct costs as a percentage of service revenues were 65.9%, 65.4%, and 64.4% during the years ended December 31, 2017, 2016, and 2015, respectively. Several factors will cause direct costs to decrease as a percentage of service revenues. Deployment of our billable staff in an optimally efficient manner has the most impact on our ratio of direct cost to service revenue. The most effective deployment of our staff is when they are fully engaged in billable work and are accomplishing contract related activities at a rate that meets or exceeds budgeted targets. We also seek to optimize our efficiency by performing work using the employee with the lowest cost. Generally, the following factors may cause direct costs to increase as a percentage of service revenues: our staff are not fully deployed, as is the case when there are unforeseen cancellations or delays, or when our staff are accomplishing tasks at levels of effort that exceed budget, such as rework; as well as pricing pressure from increased competition.

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

Transaction‑Related Costs

Transaction-related costs consist of expenses incurred with our secondary offerings, transaction-related stock-based compensation awards, revaluations of contingent consideration related to business combinations, the closing of our accounts receivable financing agreement, fees associated with the Incremental Borrowing (defined below), and our refinancing of the 2013 Credit Facilities (defined below).

Loss on Modification or Extinguishment of Debt

Loss on modification or extinguishment of debt for the year ended December 31, 2017 was associated with the September 2017 incremental borrowing under the 2016 Credit Facilities, or the Incremental Borrowing, redemption on our 9.5% senior notes due 2023, or Senior Notes, and the December 2017 amendment to the 2016 Credit Facilities, or the 2017 Refinancing. Loss on extinguishment of debt for the year ended December 31, 2016 was associated with our cash tender offer on Senior Notes and the refinancing of our variable rate first lien term loan due 2020, or 2013 First Lien Term Loan, and revolving line of credit, or 2013 Revolver, collectively known as the 2013 Credit Facilities.

Depreciation and Amortization

Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight‑line method, based on estimated useful lives of three to seven years for computer hardware and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition‑related intangible assets. Customer relationships, backlog, databases and finite‑lived trade names are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite‑lived intangibles are amortized on a straight‑line basis. In accordance with GAAP, we do not amortize goodwill and indefinite‑lived intangible assets.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR or British Pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Year Ended December 31,
	2017	2016	2015
U.S. Dollars per:
Euro	1.13	1.11	1.11
British Pound	1.29	1.35	1.53

Results of Operations

Consolidated Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Years Ended December 31,
(in thousands)	2017	2016
Revenue
Service revenue	$1,948,374	$1,580,023
Reimbursement revenue	311,015	231,688
Total revenue	2,259,389	1,811,711
Operating expenses
Direct costs	1,283,868	1,032,688
Reimbursable out-of-pocket costs	311,015	231,688
Selling, general and administrative	321,987	269,893
Transaction-related costs	87,709	44,834
Depreciation and amortization	78,227	69,506
Loss on disposal of fixed assets	358	753
Income from operations	176,225	162,349
Interest expense, net	(46,729)	(54,913)
Loss on modification or extinguishment of debt	(15,023)	(38,178)
Foreign currency (losses) gains, net	(39,622)	24,029
Other (expense) income, net	(304)	607
Income before income taxes and equity in income of unconsolidated joint ventures	74,547	93,894
(Benefit from) provision for income taxes	(12,623)	28,494
Income before equity in income of unconsolidated joint ventures	87,170	65,400
Equity in income of unconsolidated joint ventures, net of tax	123	2,775
Net income	$87,293	$68,175
Net income attributable to noncontrolling interest	(366)	—
Net income attributable to PRA Health Sciences, Inc.	$86,927	$68,175

Service revenue increased by $368.4 million, or 23.3%, from $1,580.0 million during the year ended December 31, 2016 to $1,948.4 million during the year ended December 31, 2017. Service revenue for the year ended December 31, 2017 benefited from an increase in billable hours and an increase in the effective rate of the hours billed on our studies, an increase of $90.5 million due to the acquisition of Symphony Health which was completed on September 6, 2017, and by a favorable impact of $7.1 million from foreign currency exchange rate fluctuations. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Direct costs increased by $251.2 million, or 24.3%, from $1,032.7 million during the year ended December 31, 2016 to $1,283.9 million during the year ended December 31, 2017. Salaries and related benefits in our Clinical Research segment increased $184.3 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth and an unfavorable impact of $6.4 million from foreign currency exchange rate fluctuations. The addition of our Data Solutions segment resulted in $52.2 million of incremental direct costs during 2017. Direct costs as a percentage of service revenue increased from 65.4% during the year ended December 31, 2016 to 65.9% during the year ended December 31, 2017. The increase in direct costs as a percentage of revenue was primarily due to the aforementioned increase in salaries and related benefits.

Selling, general and administrative expenses increased by $52.1 million, or 19.3%, from $269.9 million during the year ended December 31, 2016 to $322.0 million during the year ended December 31, 2017. Selling, general and administrative expenses as a percentage of service revenue decreased from 17.1% during the year ended December 31, 2016 to 16.5% during the year ended December 31, 2017. The decrease in selling, general and administrative expenses as a percentage of service revenue is primarily related to our continued efforts to effectively leverage our selling and administrative functions.

During the year ended December 31, 2017, we incurred transaction-related expenses of $87.7 million. These costs consist of $6.4 million of fees incurred in connection with the acquisition of Symphony Health, $5.3 million of stock-based compensation expense related to the release of a portion of the transfer restrictions on vested options and $1.0 million of third-party costs incurred in connection with our August 2017 secondary offering. The Company also recognized changes in the fair value of contingent consideration of $75.0 million related to our recent acquisitions. During the year ended December 31, 2016, we incurred transaction-related expenses of $44.8 million. These costs consist of $10.1 million of stock-based compensation expense associated with the release of the transfer restrictions on a portion of shares issuable upon exercise of vested service-based options in connection with the announcement of our March, May, and November 2016 secondary offerings. These costs also include $32.0 million of stock-based compensation expense related to the vesting and release of the transfer restrictions of certain performance-based stock options. In addition, we incurred $2.7 million of third-party fees associated with the secondary offerings and the closing of our accounts receivable financing agreement.

Depreciation and amortization expense increased by $8.7 million, or 12.5%, from $69.5 million during the year ended December 31, 2016 to $78.2 million during the year ended December 31, 2017. Depreciation and amortization expense as a percentage of service revenue was 4.4% during the year ended December 31, 2016 and 4.0% during the year ended December 31, 2017. The decrease in depreciation and amortization expense as a percentage of service revenue is primarily due the continued decline in amortization of our acquired intangibles, which are amortized on an accelerated basis.

Interest expense, net decreased by $8.2 million from $54.9 million during the year ended December 31, 2016 to $46.7 million during the year ended December 31, 2017. The cash tender of our Senior Notes during March 2016 and refinancing of our variable first lien term loans in December 2016 contributed to a 1.2% decrease in the weighted average interest rate and resulted in a $12.5 million reduction in interest expense. The $550.0 million Incremental Borrowing during the year ended December 31, 2017 to fund the Symphony Health acquisition contributed to a $5.9 million increase in interest expense. Additionally, interest expense decreased by $2.3 million due to lower amortization of debt issuance costs, which was partially offset by an increase of $0.9 million related to the amortization of our terminated interest rate swaps and interest expense on our current interest rate swap.

Loss on modification or extinguishment of debt was $15.0 million during the year ended December 31, 2017 compared to $38.2 million during the year ended December 31, 2016. The loss on modification or extinguishment of debt during the year ended December 31, 2017 is related to the Incremental Borrowing, the 2017 Refinancing, and the extinguishment of the Senior Notes. The Incremental Borrowing was to fund the acquisition of Symphony Health and we recognized $3.1 million in fees in loss on modification of debt. The 2017 Refinancing was to reduce the interest rate margin and amend the payment schedule on the 2016 First Lien Term Loan as well as increase the 2016 Revolver's borrowing capacity, which resulted in a $0.6 million loss on modification of debt. The voluntary redemption of the remaining Senior Notes resulted in a $11.3 million loss on extinguishment of debt, which consists of $9.2 million early payment premium and $2.1 million write-off of unamortized debt issuance cost. The $38.2 million loss on extinguishment of debt incurred during the year ended December 31, 2016 was associated with our cash tender offer on our Senior Notes and our refinancing of the 2013 Credit Facilities. The loss of $21.5 million due to our cash tender offer consisted of a $17.4 million early tender premium, a $3.7 million write-off of unamortized debt issuance cost and $0.4 million of fees associated with the transaction. The refinancing of our 2013 Credit Facilities resulted in a $16.7 million loss on extinguishment of debt, which consisted of the write-off of $15.8 million write-off of unamortized debt issuance costs and $0.9 million of fees associated with the transaction.

Foreign currency (losses) gains, net changed by $63.7 million from foreign currency gains of $24.0 million during the year ended December 31, 2016 to foreign currency losses of $39.6 million during the year ended December 31, 2017. The foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the year ended December 31, 2017, foreign currency losses were primarily due to the U.S. dollar weakening against the EUR, GBP, Canadian dollar, or CAD, and Russian ruble, or RUB by 13.7%, 9.3%, 7.1% and 6.2%, respectively. During the year ended December 31, 2016, the foreign currency gains were primarily a result of the weakening of the GBP against the U.S. dollar by 16.7% following the decision by voters in the United Kingdom, to approve a referendum to exit the European Union, commonly referred to as Brexit, in June 2016.

(Benefit from) provision for income taxes decreased by $41.1 million from a provision of $28.5 million during the year ended December 31, 2016 to a benefit of $12.6 million during the year ended December 31, 2017. Our effective tax benefit rate was 16.9% during the year ended December 31, 2017, and an effective tax rate of 30.3% during the year ended December 31, 2016. The change in the effective tax rate was primarily attributable to (i) the benefit realized from the tax deduction of stock awards in excess of the amount recognized in the financial statements per guidance under ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", (ii) the release of the valuation allowance against the federal net deferred tax assets, and (iii) the decrease in the net U.S. deferred tax liabilities due to the Tax Cuts and Jobs Act enacted December 22, 2017.

Consolidated Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Years Ended December 31,
(in thousands)	2016	2015
Revenue
Service revenue	$1,580,023	$1,375,847
Reimbursement revenue	231,688	238,036
Total revenue	1,811,711	1,613,883
Operating expenses
Direct costs	1,032,688	886,528
Reimbursable out-of-pocket costs	231,688	238,036
Selling, general and administrative	269,893	246,417
Transaction-related costs	44,834	—
Depreciation and amortization	69,506	77,952
Loss on disposal of fixed assets	753	652
Income from operations	162,349	164,298
Interest expense, net	(54,913)	(61,747)
Loss on modification or extinguishment of debt	(38,178)	—
Foreign currency gains, net	24,029	14,048
Other income (expense), net	607	(1,434)
Income before income taxes and equity in income (losses) of unconsolidated joint ventures	93,894	115,165
Provision for income taxes	28,494	30,004
Income before equity in income (losses) of unconsolidated joint ventures	65,400	85,161
Equity in income (losses) of unconsolidated joint ventures, net of tax	2,775	(3,396)
Net income	$68,175	$81,765

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

Foreign currency gains, net increased by $10.0 million from $14.0 million during the year ended December 31, 2015 to $24.0 million during the year ended December 31, 2016. The foreign currency gains and losses are due to fluctuations in the

U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the year ended December 31, 2016, the foreign currency gains were primarily a result of the weakening of the British Pound against the U.S. dollar by 16.7% following Brexit. During the year ended December 31, 2015, foreign currency gains were primarily due to the devaluation of the Canadian dollar, Euro and British Pound against the U.S. dollar by 16.1%, 10.1% and 4.6%, respectively.

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

Segment Results of Operations for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015

Clinical Research

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
(in thousands)
Service revenue	$1,857,876	$1,580,023	$1,375,847	$277,853	17.6%	$204,176	14.8%
Gross profit	626,186	547,335	489,319	78,851	14.4%	58,016	11.9%
Gross profit %	33.7%	34.6%	35.6%	(0.9)%		(1.0)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Service revenue increased by $277.9 million, or 17.6%, from $1,580.0 million during the year ended December 31, 2016 to $1,857.9 million during the year ended December 31, 2017. Service revenue for the year ended December 31, 2017 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in service revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. New business awards arise when a client selects us to execute its trial. The number of awards can vary significantly from period to period and our studies have terms ranging from several months to several years. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and the services that we provide to those clients.

Gross profit increased by $78.9 million, or 14.4%, from $547.3 million during the year ended December 31, 2016 to $626.2 million during the year ended December 31, 2017 primarily due to an increase in revenue. Gross profit as a percentage of revenue decreased from 34.6% during the year ended December 31, 2016 to 33.7% for the same period in 2017. Gross profit as a percentage of revenue decreased primarily due to an increase in labor-related costs of $184.3 million, as we continued to hire billable staff to ensure appropriate staffing levels for our current studies and our future growth.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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

Gross profit increased by $58.0 million, or 11.9%, from $489.3 million during the year ended December 31, 2015 to $547.3 million during the year ended December 31, 2016, primarily due to an increase in revenue. Gross profit as a percentage of revenue decreased from 35.6% during the year ended December 31, 2015 to 34.6% for the same period in 2016. Gross profit as a percentage of revenue decreased primarily due to the $8.3 million impact of R&D Credits recorded during the year ended December 31, 2015 that related to prior years. The R&D Credits are the result of a comprehensive analysis we have been performing across the organization to determine whether expenditures incurred qualify as research and development as defined by the respective jurisdiction.

Data Solutions

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
(in thousands)
Service revenue	$90,498	$—	$—	$90,498	n/a	$—	n/a
Gross profit	38,320	—	—	38,320	n/a	—	n/a
Gross profit %	42.3%	—	—	n/a		n/a

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 and Year Ended December 31, 2015

The Company acquired Symphony Health on September 6, 2017, in conjunction with the acquisition the Company expanded its reporting segments. The Company recognized $90.5 million of revenue and $52.2 million in direct costs during the period between September 6, 2017 and December 31, 2017 for our Data Solutions segment. See Note 4 to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information about the acquisition.

Seasonality

Although our business is not generally seasonal, our Clinical Research segment typically experiences a slight decrease in its revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year‑end holiday period. Our Data Solutions segment usually experiences an increase in revenue during the fourth quarter as many pharmaceutical companies use a portion of funds remaining in their annual budgets to purchase its data offerings.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of December 31, 2017, we had approximately $192.2 million of cash and cash equivalents of which $63.6 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long‑term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $2,495.5 million during the year ended December 31, 2017, including $257.1 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $2,074.1 million during the year ended December 31, 2016, including $248.2 million of funds received from customers to pay investigators, $1,831.1 million during the year ended December 31, 2015, including $231.4 million of funds received from customers to pay investigators. The increase in cash collections is related to our increase in revenue, driven by an increase in new business awards and backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

Cash provided by operating activities increased by $60.4 million during the year ended December 31, 2017 as compared to 2016. The increase in operating cash flow reflects increased cash flows from our operating performance and a slight decrease in cash outflows primarily from working capital. Net income after non-cash adjustments increased $51.5 million as compared to the prior year and outflows from working capital decreased by $8.9 million. The decrease in working capital outflows was primarily driven by positive changes in operating assets and liabilities attributable to the timing and payment of invoices offset by an increase in our days sales outstanding during the year ended December 31, 2017.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $687.4 million during the year ended December 31, 2017, compared to $34.6 million for the same period of 2016. The net cash outflows from acquisitions increased from $4.3 million during the year ended December 31, 2016 to $625.3 million during the same period in 2017. Additionally, capital expenditures increased by $28.2 million compared to the prior year, which is partially offset by $3.7 million received from the sale of our ownership stake in the WuXiPRA joint venture during the year ended December 31, 2016.

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

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2017 was $507.0 million compared to $101.6 million of net cash used in financing activities for the same period of 2016. During the year ended December 31, 2017 our long-term debt balance, including borrowing under the revolving line of credit, increased by $516.0 million; these borrowings were used to fund the acquisition of Symphony Health. During the year ended December 31, 2016, our total debt decreased by $77.6 million due to voluntary principal payments on our long-term debt.

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

Indebtedness

2016 Credit Facilities

The 2016 Credit Facilities provide senior secured financing of up to $1,400.0 million, consisting of:

•	the 2016 First Lien Term Loan in an aggregate principal amount of up to $1,175.0 million; and

•	the 2016 Revolver in an aggregate principal amount of up to $225.0 million.

The above amounts reflect the $550.0 million Incremental Borrowing associated with the acquisition of Symphony Health and the $100.0 million new revolving credit commitment received as part of the 2017 Refinancing. Refer to Note 9 - Revolving credit facilities and long‑term debt for further information on those transactions.

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

Interest Rate and Fees

Borrowings under the 2016 First Lien Term Loan and the 2016 Revolver bear interest at a rate equal to, at our option, either (a) London Interbank Offered Rate, or LIBOR, for the relevant interest period, plus an applicable margin; provided that solely with respect to the 2016 First Lien Term Loan LIBOR shall be deemed to be no less than 0.00% per annum or (b) an adjusted base rate, or the ABR, plus an applicable margin.

The applicable margin on our 2016 First Lien Term Loan is based on our ratio of total debt to EBITDA per the table below:

Pricing Level	Total indebtedness to EBITDA Ratio	Letter of Credit Fees	ABR Margin Rate	Adjusted LIBOR Margin Rate	Commitment Fees
I	> 3.75x	2.00%	1.00%	2.00%	0.40%
II	< 3.75x but > 3.00x	1.75%	0.75%	1.75%	0.35%
III	< 3.00x but > 2.25x	1.50%	0.50%	1.50%	0.30%
IV	< 2.25x but > 1.50x	1.25%	0.25%	1.25%	0.25%
V	< 1.50x	1.00%	0.00%	1.00%	0.20%

In addition to paying interest on outstanding principal under the 2016 Revolver, the Company is required to pay a commitment fee to the lenders under the 2016 Revolver in respect of the unutilized commitments thereunder. The commitment fee rate will be based on the ratio of total indebtedness to EBITDA on a given date. We are also required to pay customary letter of credit fees.

As of December 31, 2017 and 2016, the weighted average interest rate on the 2016 First Lien Term Loan was 3.45% and 2.70%, respectively.

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

Amortization and Final Maturity
The 2016 First Lien Term Loan, including the Incremental Borrowing and the 2017 Refinancing, is a floating rate term loan with scheduled, fixed quarterly principal payments of $7.2 million to be made quarterly until September 30, 2021, with the remaining $1,033.0 million principal payment due at December 6, 2021.

The Company has the option of 1, 2, 3 or 6-month borrowing terms under the 2016 Revolver. Principal amounts outstanding under the 2016 Revolver are due and payable in full at maturity, on or about December 6, 2021.

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

The 2016 Credit Facilities requires us to maintain a consolidated total debt to consolidated EBITDA ratio of 4.25 to 1.0 and consolidated EBITDA to fixed charges no less than 3.0 to 1.0 for any four consecutive fiscal quarters for which financial statements have been provided to the administrative agent as required by the Senior Secured Credit Agreement. Following a qualified material acquisition, the 2016 Credit Facilities allows the Company to increase its Consolidated Total Debt to Consolidated EBITDA Ratio to 5.25 to 1.00; provided that (i) such ratio in respect of each quarter shall be reduced by 0.25 to 1.00, (ii) in no event shall such ratio be lower than 4.25 to 1.00 and (iii) such an increase pursuant to this shall be permitted no more than once during any period of 24 consecutive months.

The 2016 Credit Facilities also contain certain customary affirmative covenants and events of default, including a change of control.

Accounts Receivable Financing Agreement

We entered into an accounts receivable financing agreement with PNC Bank, National Association, as administrative agent and lender on March 22, 2016.

We may borrow up to $140.0 million from PNC, secured by liens on our accounts receivables and other assets. We are liable for customary representations, warranties, covenants and indemnities. In addition, we have guaranteed the performance of the obligations and will guarantee the obligations of any additional servicer that may become party to the accounts receivable financing agreement. As of December 31, 2017, the outstanding balance was $120.0 million.

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its term.

Interest Rate and Fees

Loans under the accounts receivable financing agreement will accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.60%. As of December 31, 2017 and 2016, the weighted average interest rate on the accounts receivable financing agreement was 2.96% and 2.31%. We may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice.

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

Senior Notes

On December 29, 2017, the Company redeemed the remaining $91.4 million aggregate principal amount of its Senior Notes. In accordance with the guidance in ASC 470-50, the debt redemption was accounted for as a debt extinguishment. The redemption resulted in a $11.3 million loss on extinguishment of debt, which consists of a $9.2 million early payment premium and $2.1 million write-off of unamortized debt issuance cost which is included in loss on modification or extinguishment of debt in the consolidated statement of operations during the year ended December 31, 2017.

 Contractual Obligations and Commercial Commitments

The following table summarizes our future minimum payments for all contractual obligations and commercial commitments for years subsequent to the year ended December 31, 2017:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Principal payments on long-term debt (1)	$120,289	$177,578	$1,054,560	$—	$1,352,427
Interest payments on long-term debt (1)	48,074	91,980	42,118	—	182,172
Service purchase commitments (2)	80,802	103,761	33,241	95	217,899
Operating leases	44,071	74,365	57,753	110,394	286,583
Less: sublease income	(181)	(250)	(165)	—	(596)
Uncertain income tax positions (3)	—	—	—	—	—
Contingent consideration on acquisition (4)	114,692	50,644	—	—	165,336
Total	$407,747	$498,078	$1,187,507	$110,489	$2,203,821

(1)
Principal payments are based on the terms contained in our credit agreements. Principal payments include payments on 2017 First Lien Term Debt, accounts receivable financing agreement, and borrowings under our 2017 Revolver. Interest payments are based on the interest rate in effect on December 31, 2017.

(2)
Service purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased.

(3)
As of December 31, 2017, our liability related to uncertain income tax positions was approximately $7.9 million; the entire amount has been excluded from the table as we are unable to predict when these liabilities will be paid due to the uncertainties in timing of the settlement of the income tax positions.

(4)
Represents contingent payments associated with our acquisitions. These amounts are remeasured at fair value every reporting period with the change in fair value recorded in Transaction-related costs (see Note 2 to our consolidated financial statements). The actual amounts ultimately paid out may be different depending on the level of achievement of certain earnings milestones.

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

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check, as our allowance for doubtful accounts requires that we make an accurate assessment of our customers’ creditworthiness. Approximately 14% of our client base is small- to mid-sized biotech companies, creating a heightened risk related to the creditworthiness for a portion of our client base. We manage and assess our exposure to bad debt on each of our contracts. We age our billed accounts receivable and assess exposure by client type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Historically, we have not had any write‑offs in excess of our allowance. If, at December 31, 2017, our aged accounts receivable balance greater than 90 days were to increase by 10% (for the U.S. operations), no material adjustments to bad debt expense would be required.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance under SAB 118 available as of the date of this filing and as a result has recorded $0.2 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets, deferred tax liabilities, and U.S. uncertain tax positions, based on the rates at which they are expected to reverse in the future, was a benefit of $41.7 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $77.6 million based on cumulative foreign earnings of $392.5 million. The Company also recorded a provisional tax benefit of $35.7 million related to the utilization of foreign tax credits against the one-time transition tax. In addition, the Company has recorded a valuation allowance against an estimated $12.8 million of excess foreign tax credits related to the transition tax inclusion. The Company is continuing to analyze the overall impact of the transition tax inclusion, including its foreign tax credit limitation position and will update the provisional estimate as it completes its analysis during the measurement period. Due to the complexity of the new law, the Company is still in the process of investigating the related accounting implications. Specifically, for the Global Intangible Low Tax Income (“GILTI”) tax the Company intends to make an accounting policy decision around whether to account for GILTI as a period cost in the relevant period, or to record deferred taxes related to the basis in the Company’s foreign subsidiaries once additional guidance is available for assessment.
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction‑by‑jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pretax operating income, international transfer pricing policies, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $25.2 million was required as of December 31, 2017 relating to the U.S. foreign tax credit carryforwards, state net operating loss carryforwards, foreign net operating loss carryforwards and state tax credit carryforwards. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We determine our liability for uncertain tax positions globally under the provisions in the FASB's Accounting Standards Codification, or ASC, 740, Income Taxes. As of December 31, 2017, we had recorded a liability for uncertain tax positions of $7.9 million. If events occur such that payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The total liability reversal that could affect the tax rate is $0.5 million.

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

•	We account for forfeitures as they occur.

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

We review long‑lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite‑lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates. In connection with acquisitions, valuations were completed and value was assigned to identifiable finite‑lived and indefinite‑lived intangible assets and goodwill, based on the purchase price of the transactions.

We test goodwill for impairment on at least an annual basis by comparing the carrying value to the estimated fair value of our reporting units. On October 1, 2017, we reviewed goodwill for impairment and our analysis indicated that the fair value of goodwill exceeded the carrying value and, therefore, no impairment exists. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If we do not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, we will calculate the estimated fair value of the reporting unit’s or indefinite-lived intangible asset. Our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. During 2017, as part of our annual impairment analysis, we performed the qualitative assessment on each reporting unit comprising of our total goodwill balance of $1,512.4 million and for our indefinite-lived trade name intangible asset.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2017 and 2016, we used Level 3 inputs to measure liabilities totaling $50.6 million and $2.8 million, respectively. The liability at December 31, 2017 relates to contingent consideration issued in connection with our acquisition of Symphony Health. The liability at December 31, 2016 related to contingent consideration issued in connection with our acquisitions of Value Health Solutions Inc. and Nextrials, Inc.

All derivatives are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The fair value of our interest rate swaps, measured using Level 2 inputs, was an asset of $0.4 million and a liability of $0.6 million at December 31, 2017 and 2016, respectively.

All investments in marketable securities are measured at fair value using quoted market prices. At December 31, 2017, assets totaling $0.4 million were valued using Level 1 inputs. No other liabilities or assets are remeasured at fair value.

Dividend History

We have not declared or paid dividends during 2017, 2016 and 2015.

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

Interest Rate Risk

We are subject to market risk associated with changes in interest rates. In September 2015, we entered into an interest rate swap with a notional value of $250.0 million to hedge our variable rate term debt. This swap will mature in September 2018. At December 31, 2017, we had $1,010.9 million outstanding under our 2016 First Lien Term Loan and accounts receivable financing agreement that were not covered by an interest rate swap and therefore subject to variable interest rates. Each quarter percentage point increase or decrease in the variable rate would result in our interest expense changing by approximately $2.7 million per year under our unhedged variable rate debt.

In January 2018, we entered into two new interest rate swaps in order to minimize interest rate volatility on our debt. For further information regarding this subsequent event refer to Note 23 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Foreign Exchange Risk

Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income (loss) before income taxes and equity in income (losses) of unconsolidated joint ventures by approximately $17.2 million for the year ended December 31, 2017. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $(117.2) million and $(201.1) million at December 31, 2017 and 2016, respectively. We do not have significant operations in countries in which the economy is considered to be highly‑inflationary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

Management excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2017, the internal control over financial reporting of Symphony Health Solutions Corporation, or Symphony Health, which was acquired on September 6, 2017. This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. Symphony Health, excluding acquired goodwill and intangible assets, represented 4% of our consolidated total assets and 5% of our consolidated service revenue as of and for the year ended December 31, 2017. See a discussion of this acquisition in Note 4, Business Combinations, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 61 in this Annual Report on Form 10-K.

/s/ Colin Shannon	/s/ Linda Baddour

Colin Shannon	Linda Baddour
President, Chief Executive Officer and Chairman of the Board of Directors	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PRA Health Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PRA Health Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of new Accounting Standard

As discussed in Note 2 to the financial statements, the Company adopted ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” on January 1, 2017.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 22, 2018

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PRA Health Sciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PRA Health Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”
As described in “Management’s Report on Internal Control Over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at Symphony Health Solutions Corporation, which was acquired on September 6, 2017 and whose financial statements constitute 4% of consolidated total assets (excluding acquired goodwill and intangible assets) and 5% of consolidated service revenue as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Symphony Health Solutions Corporation.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 22, 2018

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$192,229	$144,623
Restricted cash	661	4,715
Accounts receivable and unbilled services, net	627,003	439,053
Prepaid expenses and other current assets	55,580	35,367
Income taxes receivable	1,551	979
Total current assets	877,024	624,737
Fixed assets, net	143,070	87,577
Goodwill	1,512,424	971,980
Intangible assets, net	783,836	473,976
Deferred tax assets	8,939	6,568
Investment in unconsolidated joint ventures	407	284
Deferred financing fees	1,844	1,762
Other assets	30,502	23,507
Total assets	$3,358,046	$2,190,391
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$91,500	$—
Current portion of long-term debt	28,789	31,250
Accounts payable	64,635	51,335
Accrued expenses and other current liabilities	303,875	123,589
Income taxes payable	13,606	25,524
Advanced billings	469,211	332,501
Total current liabilities	971,616	564,199
Deferred tax liabilities	112,181	73,703
Long-term debt, net	1,225,397	797,052
Other long-term liabilities	112,371	26,185
Total liabilities	2,421,565	1,461,139
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 63,623,950 and 61,597,705 at December 31, 2017 and 2016, respectively	636	616
Additional paid-in capital	905,423	879,067
Accumulated other comprehensive loss	(136,470)	(224,686)
Retained earnings	161,182	74,255
Equity attributable to PRA Health Sciences, Inc. stockholders	930,771	729,252
Noncontrolling interest	5,710	—
Total stockholders' equity	936,481	729,252
Total liabilities and stockholders' equity	$3,358,046	$2,190,391

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Service revenue	$1,948,374	$1,580,023	$1,375,847
Reimbursement revenue	311,015	231,688	238,036
Total revenue	2,259,389	1,811,711	1,613,883
Operating expenses:
Direct costs	1,283,868	1,032,688	886,528
Reimbursable out-of-pocket costs	311,015	231,688	238,036
Selling, general and administrative	321,987	269,893	246,417
Transaction-related costs	87,709	44,834	—
Depreciation and amortization	78,227	69,506	77,952
Loss on disposal of fixed assets	358	753	652
Income from operations	176,225	162,349	164,298
Interest expense, net	(46,729)	(54,913)	(61,747)
Loss on modification or extinguishment of debt	(15,023)	(38,178)	—
Foreign currency (losses) gains, net	(39,622)	24,029	14,048
Other (expense) income, net	(304)	607	(1,434)
Income before income taxes and equity in income (losses) of unconsolidated joint ventures	74,547	93,894	115,165
(Benefit from) provision for income taxes	(12,623)	28,494	30,004
Income before equity in income (losses) of unconsolidated joint ventures	87,170	65,400	85,161
Equity in income (losses) of unconsolidated joint ventures, net of tax	123	2,775	(3,396)
Net income	87,293	68,175	81,765
Net income attributable to noncontrolling interest	(366)	—	—
Net income attributable to PRA Health Sciences, Inc.	$86,927	$68,175	$81,765
Net income per share attributable to common stockholders:
Basic	$1.39	$1.12	$1.36
Diluted	$1.32	$1.06	$1.29
Weighted average common shares outstanding:
Basic	62,437	60,759	59,965
Diluted	65,773	64,452	63,207

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$87,293	$68,175	$81,765
Other comprehensive income (loss):
Foreign currency translation adjustments	83,814	(95,019)	(52,433)
Unrealized gains (losses) on derivative instruments, net of income taxes of $96, $(622), and $(578)	149	(978)	(11,273)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes, $2,699, $2,303, and $0	4,156	3,618	908
Comprehensive income (loss)	175,412	(24,204)	18,967
Comprehensive income attributable to noncontrolling interest	(269)	—	—
Comprehensive income (loss) attributable to PRA Health Sciences, Inc.	$175,143	$(24,204)	$18,967

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated Other Comprehensive (Loss) Income (Note 16)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2014	59,814	$598	$821,411	$(69,509)	$(75,685)	$—	$676,815
Exercise of common stock options	257	3	78	—	—	—	81
Issuance of common stock	174	1	1,582	—	—	—	1,583
Stock-based compensation	—	—	5,276	—	—	—	5,276
Net income	—	—	—	—	81,765	—	81,765
Other comprehensive loss, net of tax	—	—	—	(62,798)	—	—	(62,798)
Balance at December 31, 2015	60,245	602	828,347	(132,307)	6,080	—	702,722
Exercise of common stock options	1,303	13	642	—	—	—	655
Stock-based compensation	50	1	49,232	—	—	—	49,233
Income tax benefit from stock-based award activities	—	—	846	—	—	—	846
Net income	—	—	—	—	68,175	—	68,175
Other comprehensive loss, net of tax	—	—	—	(92,379)	—	—	(92,379)
Balance at December 31, 2016	61,598	616	879,067	(224,686)	74,255	—	729,252
Exercise of common stock options	1,904	19	8,072	—	—	—	8,091
Issuance of common stock	5	—	375	—	—	—	375
Stock-based compensation	117	1	17,909	—	—	—	17,910
Non-controlling interest related to Takeda joint venture	—	—	—	—	—	5,441	5,441
Net income	—	—	—	—	86,927	366	87,293
Other comprehensive income, net of tax	—	—	—	88,216	—	(97)	88,119
Balance at December 31, 2017	63,624	$636	$905,423	$(136,470)	$161,182	$5,710	$936,481

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$87,293	$68,175	$81,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,227	69,506	77,952
Amortization of debt issuance costs and discount	2,108	4,433	5,983
Amortization of terminated interest rate swaps	6,684	4,961	731
Stock-based compensation expense	12,616	7,067	5,276
Non-cash transaction related stock-based compensation expense	5,294	42,166	—
Unrealized foreign currency losses (gains)	39,700	(24,499)	(16,464)
Loss on modification or extinguishment of debt	15,023	38,178	—
Loss on disposal of fixed assets	358	753	652
Change in acquisition-related contingent consideration	74,969	(527)	89
Equity in (income) losses of unconsolidated joint ventures	(123)	(2,775)	3,396
Unrealized loss on derivatives	171	47	1,787
Excess tax benefit from stock-based compensation	—	(846)	—
Deferred income taxes	(75,915)	(10,469)	(3,219)
Other reconciling items	592	(652)	443
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable and unbilled services	(136,330)	(31,313)	(83,211)
Prepaid expenses and other assets	1,762	(10,071)	(11,675)
Accounts payable and other liabilities	35,792	(1,474)	36,135
Income taxes	10,640	7,308	9,958
Advanced billings	61,547	79	42,830
Net cash provided by operating activities	220,408	160,047	152,428
Cash flows from investing activities:
Purchase of fixed assets	(61,318)	(33,143)	(32,814)
Proceeds from the sale of fixed assets	56	10	44
Cash paid for interest on interest rate swap	(874)	(913)	(302)
Cash paid to terminate interest rate swaps	—	—	(32,907)
Acquisition of Symphony Health Solutions Corporation, net of cash acquired	(521,182)	—	—
Payment of Symphony Health Solutions Corporation contingent consideration	(67,781)	—	—
Acquisition of Parallel 6, Inc., net of cash acquired	(38,859)	—	—
Acquisition of Takeda PRA Development Center KK, net of cash acquired	2,680	—	—
Acquisition of Takeda Pharmaceutical Data Services, Ltd., net of cash acquired	(142)	—	—
Acquisition of Nextrials, Inc., net of cash acquired	—	(4,268)	—
Acquisition of Value Health Solutions, Inc., net of cash acquired		—	(543)
Payment of ClinStar, LLC working capital settlement	—	—	(1,693)
Distributions from unconsolidated joint ventures	—	3,700	19,529
Contributions to unconsolidated joint ventures	—	—	(23,000)
Net cash used in investing activities	(687,420)	(34,614)	(71,686)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	550,000	625,000	—
Repayment of long-term debt	(125,513)	(822,559)	(40,000)
Proceeds from accounts receivable financing agreement	20,000	120,000	—
Repayment on accounts receivable financing agreement	(20,000)	—	—
Borrowings on line of credit	121,500	110,000	90,000
Repayments of line of credit	(30,000)	(110,000)	(90,000)
Payment of debt prepayment and debt extinguishment costs	(9,226)	(17,824)	—
Payment for debt issuance costs	(6,588)	(7,713)	—
Payment of common stock issuance costs	—	—	(525)
Excess tax benefit from stock-based compensation	—	846	—
Proceeds from stock option exercises	7,236	655	81
Payment of acquisition-related contingent consideration	(400)	—	(2,000)
Net cash provided by (used in) financing activities	507,009	(101,595)	(42,444)
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	3,555	(625)	(3,702)
Change in cash, cash equivalents, and restricted cash	43,552	23,213	34,596
Cash, cash equivalents, and restricted cash, beginning of year	149,338	126,125	91,529
Cash, cash equivalents, and restricted cash, end of year	$192,890	$149,338	$126,125
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

In September 2017, the Company completed the acquisition of Symphony Health Solutions Corporation, or Symphony Health, to better serve clients across their entire product lifecycle by (i) improving clinical trial design, recruitment, and execution; (ii) creating real-world data solutions based on the use of medicines by actual patients in normal situations; and (iii) increasing the efficiency of healthcare companies' commercial organizations through enhanced analytics and outsourcing services. The acquisition of Symphony Health was accounted for as a business combination and the acquired results of operations are included in the Company's consolidated financial information since the date of the acquisition. See Note 4 for additional information regarding the acquisition of Symphony Health.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP.

Secondary Offerings

During 2017 and 2016, Kohlberg Kravis Roberts & Co. L.P., or KKR, and certain executive officers of the Company sold a total of 10,000,000 and 17,500,000 shares, respectively, of the Company’s common stock as part of secondary offerings. The Company incurred professional fees in connection with the secondary offerings of $1.0 million and $1.3 million during years ended December 31, 2017 and 2016, respectively. The fees are included in transaction-related costs in the accompanying consolidated statement of operations. As of December 31, 2017, KKR owned 20.7% of the Company’s outstanding common stock.

(2) Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, its subsidiaries and investments in which the Company has control. Amounts pertaining to the non-controlling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as non-controlling interests. Intercompany accounts and transactions have been eliminated in consolidation.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Takeda PRA Development Center KK

The Company entered into a joint venture with Takeda Pharmaceutical Company Ltd. during 2017. For further discussion on the joint venture, refer to Note 4, Business Combinations.

Accounts Receivable Financing Agreement

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

Refer to Note 9, Revolving Credit Facilities and Long-Term Debt, for additional information regarding the accounts receivable financing agreement.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company’s primary method of revenue recognition requires estimates of costs to be incurred to fulfill existing long-term contract obligations. Actual results could differ from those estimates. Estimates are also used when accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, asset impairment, certain acquisition-related assets and liabilities including contingent consideration, income taxes, fair market value determinations, and contingencies.

Reportable Segments

In conjunction with the acquisition of Symphony Health, the Company expanded its reporting segments. The Company is now managed through two reportable segments, Clinical Research and Data Solutions. Clinical Research, which primarily serves biopharmaceutical clients, provides outsourced clinical research and clinical trial related services. Data Solutions provides data and analytics, technology solutions and real-world insights and services to companies in the pharmaceutical industry.

The Clinical Research segment is solely focused on the execution of clinical trials on a global basis. The Company has considered whether the delivery of the different types of capabilities in various stages of clinical development constitute separate products or lines of service in accordance with Accounting Standards Codification, or ASC, 280, “Segment Reporting,” or ASC 280, and has concluded that there are substantial similarities and overlaps in the capabilities delivered at

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

each stage of clinical development, with the primary differences between the Early Development Services, or EDS, compared to the Product Registration, or PR, and Strategic Solutions, or SS, relating to the points during the life cycle of a clinical trial at which such capabilities are delivered. After review and analysis of the operating characteristics of each service offering and using the aggregation characteristics under ASC 280, the Company has concluded that the services provided are similar across most characteristics.

 The Company's operations consist of two reportable segments, which represents management's view of the Company's operations based on its management and internal reporting structure. The Company considered the guidance in ASC 350, “Intangibles—Goodwill and Other,” which notes that a reporting unit is an operating segment or one level below an operating segment. PR, EDS, and SS are the business units that are one level below the Company’s Clinical Research operating segment and the Company determined that they meet the definition of “components,” as discrete financial information exists and this information is regularly reviewed by management. The Data Solutions operating segment does not have any material components.

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

Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions. Certain bank deposits may at times be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Additionally, as part of the acquisition of Nextrials, Inc., or Nextrials, the Company was required to transfer $0.5 million to an escrow account held by a subsidiary. These funds were distributed in 2017.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2017	2016	2015
Cash and cash equivalents	$192,229	$144,623	$121,065
Restricted cash	661	4,715	5,060
Total cash, cash equivalents, and restricted cash	$192,890	$149,338	$126,125

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Allowances for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company performs credit reviews of each customer, monitors collections and payments from customers, and determines the allowance based upon historical experience and specific customer collection issues. The Company ages billed accounts receivable and assesses exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance or, to the extent unreserved, to bad debt expense.

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

Internal Use Software

The Company accounts for internal use software in accordance with the guidance in ASC 350‑40, “Internal-Use Software," which require certain direct costs and interest costs incurred during the application stage of development to be capitalized and amortized over the useful life of the software.

Derivative Financial Instruments

The Company utilizes interest rate swaps to manage changes in market conditions related to debt obligations. All derivatives are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. Changes in the fair value of derivatives that are designated and determined to be effective as part of a hedge transaction have no immediate effect on earnings and depending on the type of hedge, are recorded either as part of other comprehensive loss and will be included in earnings in the period in which earnings are affected by the hedged item, or are included in earnings as an offset to the earnings impact of the hedged item. Any ineffective portion of hedges is reported in earnings as it occurs. Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps will be reclassified into earnings over the term of the previously hedged borrowing using the swaplet method. The Company has elected the accounting policy that cash flows associated with interest rate derivative contracts are classified as cash flows from investing activities.

Contingent Consideration

The consideration for the Company’s acquisitions may include potential future earn-out payments that are contingent upon the occurrence of particular events. These payments might be based on the achievement of future revenue or earnings milestones. The Company records a contingent consideration obligation for such contingent payments at fair value on the

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations, excluding adjustments that qualify as measurement period adjustments, are recognized within the Company’s consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or probability of achieving certain revenue or earnings targets. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions or actual results could have a material impact on the amount of contingent consideration expense the Company records in any given period.

During the fourth quarter of 2017, the Company made an accounting policy election to present changes in the fair value of contingent consideration as part of income from operations within transaction-related costs on the consolidated statements of operations. The change in fair value of contingent consideration for the years ended December 31, 2015 and 2016, totaled $0.1 million and $0.5 million, respectively, and were included in other (expense) income, net on the consolidated statements of operations. Due to the immaterial nature of the prior year balances, they were not reclassified to match the current year presentation.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$428	$—	$428
Marketable securities	393	—	—	393
Total	$393	$428	$—	$821
Liabilities:
Contingent consideration	$—	$—	$50,644	$50,644
Total	$—	$—	$50,644	$50,644

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$—	$590	$—	$590
Contingent consideration	—	—	2,754	2,754
Total	$—	$590	$2,754	$3,344

The Company values contingent consideration using models that include significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payments. Interest rate swaps are measured at fair value using a market approach valuation technique. The valuation is based on an estimate of net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis (in thousands):

	Contingent consideration - Accrued expenses and other current liabilities	Contingent consideration - Other long-term liabilities
Balance at December 31, 2015	$999	$—
Initial estimate of Nextrials contingent consideration	—	2,282
Revaluations included in earnings	—	(527)
Reclassification adjustment	736	(736)
Balance at December 31, 2016	1,735	1,019
Initial estimate of Symphony Health contingent consideration	90,394	18,390
Initial estimate of Parallel 6, Inc. contingent consideration	—	8,350
Payments on Nextrials contingent consideration	(400)	—
Payments on Symphony Health contingent consideration	(67,788)	—
Measurement period adjustments	24,388	14,279
Changes in fair value included in earnings	66,363	8,606
Transfer out	(114,692)	—
Balance at December 31, 2017	$—	$50,644

The $114.7 million transfer out represents the year-end 2017 earn-out payment to the sellers of Symphony Health that was calculated using observable inputs at December 31, 2017. The remaining $50.6 million balance at December 31, 2017, which was valued using a Monte Carlo simulation, relates to the 2018 earn-out payment to Symphony Health and is based on its future adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA. Key assumptions include (1) a discount rate of 8%, (2) a volatility rate of 32%, and (3) probability adjusted level of Adjusted EBITDA of $56.5 million for the year ended December 31, 2018. Refer to Note 4 for additional discussion of the Symphony Health acquisition.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $2,296.3 million were identified as Level 3. These assets are comprised of goodwill of $1,512.4 million and identifiable intangible assets, net of $783.8 million.

Refer to Note 9, Revolving Credit Facilities and Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

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

Goodwill and Other Intangibles

Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives are amortized over their estimated useful lives or over the period in which economic benefit is received. The Company’s primary finite-lived intangibles are customer relationships, customer backlog, and acquired databases, which are amortized on an accelerated basis, which coincides with the period of economic benefit received by the Company.

 The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable. The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. The Company did not have an impairment for any of the years presented.

When evaluating for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If the Company does not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the reporting unit or indefinite-lived intangible asset. The Company’s decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. During 2017, as part of the Company’s annual impairment analysis, the Company performed the qualitative assessment for all of its goodwill and indefinite-lived trade name intangible asset balances.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Once these criteria have been met, the Company recognizes revenue for the services provided on fixed-fee contracts in the Clinical Research segment based on the proportional performance methodology, which determines the proportion of outputs or performance obligations which have been completed or delivered compared to the total contractual outputs or performance obligations. To measure performance, the Company compares the contract costs incurred to estimated total contract costs through completion. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographical location involved and the Company’s historical experience. The Company then establishes the individual contract pricing based on the Company’s internal pricing guidelines, discount agreements, if any, and negotiations with the client. The estimated total contract costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Contract costs consist primarily of direct labor and other project-related costs. The Company recognizes revenue for services provided on fixed-fee contracts in the Data Solutions segment either ratably as earned over the contract period, for subscription-based services, or upon delivery, for one-time delivery of data solutions or reports. Revenue from time and materials contracts is recognized as hours are incurred. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed.

In the Clinical Research segment, a majority of contracts undergo modifications over the contract period and the Company’s contracts provide for these modifications. During the modification process, the Company recognizes revenue to the extent it incurs costs, provided client acceptance and payment is deemed reasonably assured.

Volume discounts are offered to certain large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

Most contracts in the Clinical Research segment can be terminated by the client either immediately or after a specified period following notice. These contracts require the client to pay the Company the fees earned through the termination date, the fees and expenses to wind down the study, and, in some cases, a termination fee or some portion of the fees or profit that the Company could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

The Company's Data Solutions segment enters into contracts with some of its larger data suppliers that involve non-monetary terms. The Company will issue purchase credits to be used toward the data supplier's purchase of the Company's products, services or consulting. In exchange the Company receives monetary discounts on the data received from the data suppliers. The fair value of the revenue earned from the customer purchases is determined based on similar product offerings to other customers. At the end of the contract year, any unused purchase credits will be forfeited or carried over to the next contract year based on the terms of the data supplier contract. For the year ended December 31, 2017, the Company recognized service in kind revenue of $5.8 million from these transactions, which is included in service revenue in the accompanying consolidated statements of operations.

Reimbursement Revenue and Reimbursable Out-of-Pocket Costs

The Company incurs out-of-pocket costs, in excess of contract amounts, which are reimbursable by its customers. The Company includes out-of-pocket costs both as reimbursement revenue and as reimbursable out-of-pocket costs in the consolidated statements of operations.

As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The funds received for investigator fees are netted against the related cost because such fees are the obligation of the Company’s clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. Total payments to investigators were $250.9 million, $249.6 million, and $208.0 million and for the years ended December 31, 2017, 2016, and 2015, respectively.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2017, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Years Ended December 31,
	2017	2016	2015
Customer A	10.3%	11.0%	—
Customer B	—	10.4%	10.7%

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	December 31,
	2017	2016
Customer A	11.5%	12.0%

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

Translation gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of foreign receivables and payables, are included in the determination of net income. These amounts are included in foreign currency (losses) gains, net in the consolidated statements of operations. In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be of a long-term investment nature are remeasured to cumulative translation and recorded in accumulated other comprehensive loss in the consolidated balance sheets.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model for service condition awards with the following weighted average assumptions:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.9%	1.5%	1.7%
Expected life, in years	6.3	6.3	6.3
Dividend yield	N/A	N/A	N/A
Volatility	29.7%	31.2%	34.4%

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

Due to the absence of an active market for the Company’s common shares prior to the Company’s IPO, the fair value of the Company's common shares for purposes of determining the exercise price for award grants was determined in good faith by the Company’s Board of Directors, or Board, with the assistance and upon the recommendation of management based on a number of market factors, including: the common shares underlying the award involved illiquid securities in a private company; results of operations and financial position; and the market performance of publicly traded companies compared to the Company.

The Company accounts for its stock-based compensation for restricted share awards and restricted share units, or collectively, RSAs/RSUs, based on the closing market price of the Company’s common stock on the trading day immediately prior to the grant date, and recognizes it as expense over the employees’ requisite service period.

Net Income Per Share

The calculation of net income per share, or EPS, is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless the effect of inclusion would be anti-dilutive.

Debt Issuance Costs

Debt issuance costs relating to the Company’s long-term debt are recorded as a direct reduction of long-term debt; these costs are deferred and amortized to interest expense using the effective interest method, over the respective terms of the related debt. Debt issuance costs relating to the Company’s revolving credit facilities are recorded as an asset; these costs are deferred and amortized to interest expense using the straight-line method.

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

Transaction-related Cost

Transaction-related costs consist primarily of: (1) the change in the fair value of acquisition-related contingent consideration; (2) costs incurred in connection with due diligence performed in connection with acquisitions; (3) costs associated with the accounts receivable financing agreement; and (4) secondary offering costs, which consist of stock-based compensation expense related to the release of the transfer restrictions on vested options and third-party fees incurred in connection with the offerings.

Recently Implemented Accounting Standards

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update includes provisions intended to simplify various aspects of accounting for share-based compensation. In addition, ASU No. 2016-09 went into effect for public companies for annual periods beginning after December 15, 2016. The Company adopted this ASU beginning with the first quarter of 2017. The adoption of this ASU had the following effects on the consolidated financial statements:

Income taxes - The standard requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of operations. The Company applied the modified retrospective adoption approach beginning in 2017 and recorded a cumulative-effect adjustment to retained earnings and reduced its deferred tax liabilities by $12.6 million with an offsetting increase to the valuation allowance of $12.6 million. As such, the net impact to retained earnings was zero. This adjustment relates to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. During the year ended December 31, 2017, the Company recorded $33.7 million in 2017 excess tax benefits associated with equity awards within (benefit from) provision for income taxes on the consolidated statement of operations.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers” (ASC 606). The new revenue standard establishes a single revenue recognition model for recognizing contracts from customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company will adopt the new standard effective January 1, 2018 using the modified retrospective transition method. Under this approach, the cumulative earnings effect of adoption of ASC 606 applied to all open contracts will be recorded as an adjustment to opening retained earnings as of January 1, 2018.

For the Clinical Research segment, the identification of the number of performance obligations implicit within an arrangement is critical to the application of ASC 606. Currently, the Company considers investigator fees and reimbursable out-of-pocket costs distinct from the service portion of the arrangements. Investigator fees have historically been netted against the related costs and out-of-pocket costs are recognized as revenue and expense to the extent incurred. With the adoption of ASC 606, the Company’s long-term arrangements currently accounted for using the proportional performance method will be considered a single performance obligation which requires the inclusion of investigator fees and out-of-pocket costs in both the contract revenue value and in the cost used to measure performance.

Upon adoption of ASC 606, total revenue will be presented as one line item in the consolidated statements of operations. Total revenue will now include service revenue, out-of-pocket costs, and investigator fees that were previously recorded net of the associated cost. As a result of the change in presentation for investigator fees, total revenue and total costs will materially increase.

The inclusion of investigator fees and out-of-pocket costs in the measurement of progress under these contracts as part of one performance obligation may create a timing difference between amounts the Company is entitled to receive in reimbursement for costs incurred and the amount of revenue recognized related to such costs on individual projects. This represents a change from current accounting treatment. The magnitude of this timing item compared to current accounting is dependent on the relative size and progress of the direct service portion of the arrangement compared to the progress of the investigator fees and reimbursable out-of-pocket costs relative to their respective forecasted costs over the life of the project. The Company is finalizing its assessment of the cumulative impact but anticipates a material deferral of revenue to be recorded as a cumulative adjustment upon adoption.

The accounting for contracts within the Data Solutions segment and for short-term contracts within the Clinical Research segment is expected to remain materially consistent with the current accounting treatment.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The provisions of ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has established an implementation team to assist with the adoption of the new standard. The evaluation and implementation process is ongoing and is expected to continue through 2018 as the Company performs an analysis of its lease portfolio to identify potential differences from its current accounting policies, and as it reviews the business processes, systems and controls required to support recognition and disclosure under the new standard. The Company expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a business,” which clarifies that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The amendments to ASU No. 2017-01 are effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment,” in order to simplify the subsequent measurement of goodwill by eliminating the Step 2 goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments to ASU No. 2017-04 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting,” which provides guidance about what changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718, “Stock Compensation.” The amendments to ASU No. 2017-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," in order to simplify certain aspects of hedge accounting and improve disclosures of hedging arrangements. ASU No. 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. The amendments to ASU No. 2017-12 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The Amendment to ASU No. 2018-02 are effective for the reporting period beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2018-02 on the Company's consolidated financial statements.

(3) Joint Ventures

The Company entered into a joint venture with Takeda Pharmaceutical Company Ltd. during 2017. For further discussion on the joint venture, refer to Note 4, Business Combinations.

On May 6, 2016, the Company and WuXi AppTec (Shanghai) Co., Ltd., or WuXi, finalized an agreement to dissolve the WuXiPRA joint venture. Under the agreement, the Company sold its 49% portion of the joint venture located in mainland China for $4.0 million, which subsequently became a wholly owned subsidiary of WuXi. The portion of the joint venture located in Hong Kong became a wholly owned subsidiary of the Company and was acquired for $0.3 million. As a result of the transaction, the Company recognized a $3.3 million gain on the sale, which is recorded in the equity in income (losses) of unconsolidated joint ventures in the accompanying consolidated statement of operations.

During April 2015, prior to the dissolution of the WuXiPRA joint venture, both the Company and WuXi made a $3.0 million contribution to WuXiPRA to fund the joint venture’s working capital needs. The Company’s interest in WuXiPRA remained at 49% after the capital contribution. The Company recorded reductions to the investment balance of $0.7 million

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(excluding the gain on the sale) and $2.9 million during the years ended December 31, 2016 and 2015, respectively, for the Company's equity in the venture’s net loss for the period, which is recorded in the equity in income (losses) of unconsolidated joint ventures, net of tax in the consolidated statement of operations. The investment was adjusted for the Company's equity in the venture’s net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting.

The Company entered into a joint venture agreement with A2 Healthcare Corporation (formerly part of Asklep, Inc.). The joint venture provides research and development outsourcing solutions in Japan to the biopharmaceutical and medical device industries. This joint venture is based in Tokyo, Japan and is owned by the Company (49%) and Asklep (51%). On October 17, 2014, the joint venture changed its name from RPS Asklep, Inc. to A2PRA Corporation, or A2PRA. The Company recorded changes to the investment balance totaling $0.1 million, $0.1 million, and $0.0 million during the years ended December 31, 2017, 2016, and 2015, respectively, for the Company’s equity in the venture’s net income (loss) for the period, which is recorded in the equity in income (losses) of unconsolidated joint venture, net of tax in the Company's consolidated statement of operations. The investment will be adjusted for the Company’s equity in the venture’s net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting. The investment in A2PRA totaled $0.4 million and $0.3 million at December 31, 2017 and 2016, respectively.

In August 2015, the Company and an affiliate of KKR entered into a joint venture. The joint venture was dissolved in December 2015. The purpose of the joint venture included, among other things, the evaluation of investments or acquisitions to enhance the strategic objectives of the Company. The joint venture was jointly owned by the Company (11%) and KKR (89%). The Company contributed $20.0 million to the joint venture in August 2015 and received $19.5 million in December 2015 when the joint venture was dissolved. The Company recorded the $0.5 million reduction to the investment balance in equity in income (losses) of unconsolidated joint ventures, net of tax in the consolidated statement of operations. The investment in the joint venture was adjusted for the Company’s equity in the venture’s net income (loss), cash contributions, distributions, and other adjustments required by the equity method of accounting.

(4) Business Combinations

Symphony Health Solutions, Inc.

On September 6, 2017, the Company acquired all of the outstanding equity interest of Symphony Health, a provider of data and analytics to help professionals understand the full market lifecycle of products offered for sale by companies in the pharmaceutical industry, for $539.4 million in cash and contingent consideration, which was not capped, in the form of potential earn-out payments based on a multiple of future earnings for the twelve-month periods ending December 2017 and December 2018. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that provide data and analytics.

The liability associated with the expected payment of the earn-out was preliminarily valued at $108.8 million at the acquisition date. During the fourth quarter of 2017, the Company recorded a measurement period adjustment to increase the fair value of the contingent consideration at the acquisition date to $147.5 million based on the Company's finalized assessment of earnings forecasts as of the acquisition date. This measurement period adjustment was reflected as a corresponding increase to goodwill as of the acquisition date. The fair value of the contingent consideration was determined by using a Monte Carlo simulation that includes significant unobservable inputs such as a risk-adjusted discount rate and projected future earnings over the earn-out periods. As the fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement.

The Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using a Monte Carlo simulation, which is consistent with the initial measurement of the expected liability. Changes in the fair value of the contingent consideration subsequent to the acquisition date, excluding adjustments that qualify as measurement period adjustments, are recognized in earnings in the period of such change. The Company recorded $85.7 million to transaction-related costs in the consolidated statements of operations during the year ended December 31, 2017, associated with changes in the fair value of the earn-out. The Company made a preliminary 2017 earn-out payment, totaling $67.8 million, to the former owners of Symphony Health during the fourth quarter of 2017. As of December 31, 2017, the earn-out liability totaled $165.3 million; $114.7 million is included in accrued expenses and other current liabilities and $50.6 million is included in other long-term liabilities in the consolidated balance sheet. During February 2018, the Company made

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the year-end 2017 earn-out payment, which totaled $114.7 million. The 2018 earn-out payment, which is based on 2018 earnings and is payable in the first quarter of 2019, could range from $0 to approximately $110.8 million.

The acquisition of Symphony Health was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $476.0 million of goodwill, which was assigned to the Data Solutions segment and is not deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing operations. The Company incurred $6.4 million in acquisition related costs that are included in transaction-related costs in the consolidated statements of operations.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of March 2018, and in any case, no later than one year from the acquisition date in accordance with GAAP.

The Company’s preliminary estimate of the purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$26,297
Accounts receivable and unbilled services	39,132
Other current assets	23,726
Fixed assets	12,340
Customer relationships	190,100	10 years
Database	137,100	3 years
Tradename	2,000	2 years
Accounts payable and accrued expenses	(42,222)
Advanced billings	(65,968)
Deferred tax liabilities	(104,869)
Other long-term liabilities	(6,740)
Estimated fair value of net assets acquired	210,896
Purchase price, including contingent consideration and working capital adjustment	686,877
Total goodwill	$475,981

The results of operations for Symphony Health are included in the consolidated financial statements of the Company from the date of acquisition. During this period, Symphony Health's service revenues and net income totaled $90.5 million and $6.3 million, respectively.

Since the acquisition date, goodwill decreased by $24.5 million. The change is primarily related to a $90.6 million increase in the allocation of the purchase price to acquired finite-lived intangible assets, offset by a $38.7 million measurement period adjustment to increase the fair value of the contingent consideration and a $29.8 million adjustment to the acquired income tax balances.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro-forma information assumes the acquisition of Symphony Health occurred as of the beginning of 2016. This pro-forma financial information is not necessarily indicative of operating results if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results.

	December 31,
(in thousands, except per share amounts)	2017	2016
Total revenue	$2,408,770	$2,011,544
Net income attributable to PRA Health Sciences, Inc.	104,700	45,836
Net income per share:
Basic	$1.68	$0.75
Diluted	$1.59	$0.71

The unaudited pro-forma financial information for the year ended December 31, 2017 includes the following non-recurring adjustments:

•
a $6.4 million increase to transaction-related costs incurred by the Company during the year ended December 31, 2017 attributable to the transaction, with a corresponding $2.5 million increase to the benefit from income taxes.

•
a $3.1 million increase to loss on the modification or extinguishment of long-term debt incurred by the Company during the year ended December 31, 2017 attributable to the above transaction, with a corresponding $1.2 million increase to the benefit from income taxes.

Takeda Transactions

On June 1, 2017, the Company acquired all of the outstanding shares of Takeda Pharmaceutical Data Services, Ltd., or TDS, from Takeda Pharmaceutical Company Ltd., or Takeda, for $0.7 million in cash. The Company recorded approximately $1.0 million of goodwill, which is assigned to the Clinical Research segment and is not deductible for income tax purposes. Pro-forma results of operations and a complete purchase price allocation have not been presented because the results of this acquisition did not have a material effect on the Company's consolidated financial statements.

On June 1, 2017, the Company and Takeda also closed on a joint venture transaction that enables the Company to provide clinical trial delivery and pharmacovigilance services as a strategic partner of Takeda in Japan. The joint venture transaction was effectuated through the creation of a new legal entity, Takeda PRA Development Center KK, or the TDC joint venture. The Company paid $5.4 million for a 50% equity interest in the TDC joint venture, which represents 50% of the fair value of the net assets and workforce that Takeda contributed to the joint venture. The joint venture provides services including clinical trial monitoring, project management, regulatory strategy and submissions, data management, biostatistics, drug safety reporting, and medical monitoring. The Company is required to buy-out Takeda’s 50% interest in the TDC joint venture in two years. The Company also has an early buy-out option of Takeda’s 50% interest in December 2018, if both parties agree.

The Company determined that the TDC joint venture is a VIE in which the Company is the primary beneficiary. Accordingly, the Company accounted for the $5.4 million contribution to the TDC joint venture as a business combination and consolidated the VIE in its financial statements with a noncontrolling interest for the 50% portion owned by Takeda. The assets acquired and the liabilities assumed have been recorded at their respective estimated fair values as of June 1, 2017. The Company recorded approximately $2.7 million of goodwill, which is assigned to the Clinical Research segment and is not deductible for income tax purposes. The goodwill is primarily attributable to the assembled workforce. The Company incurred $0.6 million in acquisition related costs that are included in selling, general and administrative expenses in the consolidated statements of operations.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s fair value of the net assets acquired as part of the TDC joint venture transaction at the closing date of the business combination is as follows (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$8,120
Other current assets	1,671
Other non-current assets	799
Accounts payable and accrued expenses	(2,380)
Estimated fair value of net assets acquired	8,210
PRA purchase price	5,440
Fair value of Takeda's noncontrolling interest	5,440
Total goodwill	$2,670

The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to the TDC joint venture as they did not have a material effect on the Company’s consolidated financial statements.

Parallel 6, Inc.

On May 10, 2017, the Company acquired all of the outstanding equity interest of Parallel 6, Inc., or Parallel 6, a developer of technologies for improving patient enrollment, engagement, and management of clinical trials, for $39.0 million in cash and contingent consideration in the form of a potential earn-out payment of up to $10.0 million. The earn-out payment is contingent upon the achievement of certain external software sales targets during the 18-month period following closing. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that provide improved efficiencies by reducing study durations and costs through integrated operational management.

The fair value of the earn-out as of the acquisition date was $8.4 million, which was determined by using a Monte Carlo simulation that includes significant unobservable inputs such as a risk-adjusted discount rate and projected external software sales of Parallel 6 over the earn-out period. As the fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement. During the fourth quarter of 2017, the Company determined that the external software sales targets likely would not be met; therefore the Company released the $8.4 million contingent consideration liability, which is recorded within transaction-related costs in the consolidation statements of operations.

The acquisition of Parallel 6 was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $32.5 million of goodwill, which was assigned to the Clinical Research segment and is not deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing information technology operations. The Company incurred $1.3 million in acquisition related costs that are included in selling, general and administrative expenses in the consolidated statements of operations.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$132
Accounts receivable and unbilled services	929
Other current assets	26
Software intangible	15,500	5 years
Other intangibles	920	5 years
Accounts payable and accrued expenses	(780)
Advanced billings	(692)
Other long-term liabilities	(1,148)
Estimated fair value of net assets acquired	14,887
Purchase price, including contingent consideration	47,339
Total goodwill	$32,452

Since the acquisition date, goodwill decreased by $1.2 million, primarily as a result of adjustments to acquired balances. The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to Parallel 6 as they did not have a material effect on the Company’s consolidated financial statements.

Acquisition of Nextrials

On March 18, 2016, the Company acquired all of the outstanding shares of Nextrials, Inc., or Nextrials, a developer of web-based software which integrates electronic health records with clinical trials, for $4.8 million in cash and contingent consideration in the form of potential earn-out payments of up to $3.0 million. Earn-out payments of $2.0 million and $1.0 million were contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 30-month period following closing. The Company recognized a liability of approximately $2.3 million as the estimated acquisition date fair value of the earn-out. The fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Changes in the fair value of the earn-out subsequent to the acquisition date were recognized in earnings in the period of the change. The Company made a payment of $0.4 million during the year ended December 31, 2017 as a result of the achievements of certain project milestones. During the fourth quarter of 2017, the Company determined that the remaining project milestone and external software sales targets likely would not be met; therefore, the Company released the remaining $1.4 million contingent consideration liability, which is recorded within transaction-related costs in the consolidated statements of operations. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$94
Accounts receivable and unbilled services	211
Other current assets	96
Property, plant and equipment	111
Software intangible	5,574	5 years
Accounts payable and accrued expenses	(1,585)
Other long-term liabilities	(1,663)
Estimated fair value of net assets acquired	2,838
Purchase price, including contingent consideration	7,145
Total goodwill	$4,307

Since the acquisition date, goodwill increased by $2.0 million, primarily as a result of adjustments to the acquired income tax balances. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results.

Acquisition of WuXiPRA’s Hong Kong Operations

As noted in Note 3, the Company acquired WuXiPRA’s Hong Kong operations for $0.3 million when the joint venture was dissolved on May 6, 2016. The acquisition was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed were recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $0.6 million of goodwill, which is attributable to the workforce of the acquired business. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results.

Acquisition of VHS

On June 8, 2015, the Company purchased the assets of Value Health Solutions Inc., or VHS, a software development firm, for $0.5 million in cash and 47,598 unregistered shares of the Company’s common stock with a fair market value of $1.6 million. In June 2017 an additional 4,998 shares of the Company's common stock with a fair market value of $0.4 million were issued to VHS in accordance with the asset purchase agreement. The asset purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $16.0 million. Earn-out payments of $1.0 million and $15.0 million are contingent upon the achievement of project milestones and certain external software sales targets, respectively, during the 48-month period following closing. The Company recognized a liability of approximately $1.0 million as the estimated acquisition date fair value of the earn-out; this amount is included in the accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Changes in the fair value of the contingent consideration subsequent to the acquisition date were recognized in earnings in the period of the change. During the year ended December 31, 2017, the Company released the remaining $1.0 million contingent consideration liability, which is recorded within transaction-related costs in the consolidation statements of operations as the earn-out targets were not met. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.

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

(5) Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were (in thousands):

	December 31,
	2017	2016
Accounts receivable	$457,676	$284,647
Unbilled services	170,760	155,609
Total accounts receivable and unbilled services	628,436	440,256
Less allowance for doubtful accounts	(1,433)	(1,203)
Total accounts receivable and unbilled services, net	$627,003	$439,053

A rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$1,203	$2,641	$1,819
Charged (credited) to income from operations	255	(652)	443
Write-offs, recoveries and the effects of foreign currency exchange	(25)	(786)	379
Ending balance	$1,433	$1,203	$2,641

(6) Fixed Assets

The carrying amount of fixed assets is as follows (in thousands):

	December 31,
	2017	2016
Leasehold improvements	$49,548	$25,083
Computer hardware and software	139,861	92,095
Furniture and equipment	44,325	33,751
Total fixed assets	233,734	150,929
Accumulated depreciation	(90,664)	(63,352)
Total fixed assets, net	$143,070	$87,577

All fixed assets are included as collateral for the payment and performance in full of the term loans pledged by the Company and its subsidiaries.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense was $29.0 million, $24.1 million, and $21.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(7) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2015	$1,014,798	$—	$1,014,798
Acquisition of Nextrials	4,307	—	4,307
Acquisition of the WuXiPRA joint venture’s Hong Kong operations	570	—	570
Currency translation	(47,695)	—	(47,695)
Balance at December 31, 2016	971,980	—	971,980
Acquisition of Symphony Health	—	475,981	475,981
Acquisition of Parallel 6	32,452	—	32,452
Acquisition of TDC joint venture	2,670	—	2,670
Acquisition of TDS	966	—	966
Currency translation	28,375	—	28,375
Balance at December 31, 2017	$1,036,443	$475,981	$1,512,424

There are no accumulated impairment charges as of December 31, 2017 and 2016.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$565,638	$(72,133)	$493,505	$360,328	$(44,886)	$315,442
Customer backlog	123,746	(120,583)	3,163	119,223	(108,847)	10,376
Trade names (finite-lived)	28,558	(9,265)	19,293	25,740	(6,544)	19,196
Patient list and other intangibles	44,474	(24,226)	20,248	28,974	(18,442)	10,532
Database	137,100	(7,544)	129,556	—	—	—
Non-competition agreements	2,767	(2,706)	61	2,737	(2,317)	420
Total finite-lived intangible assets	902,283	(236,457)	665,826	537,002	(181,036)	355,966

Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$1,020,293	$(236,457)	$783,836	$655,012	$(181,036)	$473,976

The Company conducts its annual impairment test of indefinite‑lived intangibles during the fourth quarter of the fiscal year. For the periods ended December 31, 2017, 2016 and 2015, the Company concluded that the fair value of indefinite‑lived intangibles exceeded the carrying value and, therefore, no impairment exists. Amortization expense was $49.2 million, $45.4 million and $56.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated amortization expense related to finite‑lived intangible assets for the next five years and thereafter is as follows (in thousands):

2018	$71,773
2019	69,130
2020	69,502
2021	64,380
2022	49,980
2023 and thereafter	341,061
Total	$665,826

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Compensation, including bonuses, fringe benefits and payroll taxes	$125,658	$86,160
Acquisition-related contingent considerations	114,692	1,735
Accrued data costs	15,669	—
Other	44,591	32,078
Interest	3,265	3,616
Total accrued expenses and other current liabilities	$303,875	$123,589

(9) Revolving Credit Facilities and Long‑Term Debt

Long‑term debt consists of the following (in thousands):

	December 31,
	2017	2016
Term loans, first lien	$1,140,927	$625,000
Senior notes	—	91,441
Accounts receivable financing agreement	120,000	120,000
Total debt	1,260,927	836,441
Less current portion of long-term debt	(28,789)	(31,250)
Total long-term debt	1,232,138	805,191
Less debt issuance costs and discount	(6,741)	(8,139)
Total long-term debt, net	$1,225,397	$797,052

Principal payments on long‑term debt are due as follows (in thousands):

Current maturities of long-term debt:
2018	$28,789
2019	148,789
2020	28,789
2021	1,054,560
Total	$1,260,927

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 Credit Facilities

On December 6, 2016, the Company through its wholly-owned subsidiary, Pharmaceutical Research Associates, Inc., entered into a credit agreement providing for senior secured credit facilities, or the 2016 Credit Facilities, totaling $750.0 million. The 2016 Credit Facilities were comprised of a $625.0 million first lien term loan due 2021, or the 2016 First Lien Term Loan, and a five-year $125.0 million revolving line of credit, or the 2016 Revolver.

The proceeds from the 2016 Credit Facilities were used to repay the then outstanding 2013 First Lien Term Loan (defined below). In accordance with the guidance in ASC 470‑50, “Debt—Modifications and Extinguishments,” the debt repayment was accounted for as a partial debt extinguishment. The repayment resulted in a $16.7 million loss on extinguishment of debt, consisting of $15.8 million write-off of unamortized debt issuance costs and $0.9 million of fees associated with the transaction, which is included in loss on modification or extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2016.

On September 6, 2017, the Company borrowed $550.0 million, or the Incremental Borrowing, pursuant to an incremental amendment to the credit agreement governing the 2016 Credit Facilities. The incremental borrowing provisions of the credit agreement allow for, among other things, additional borrowings in the event of a material acquisition by the Company. The proceeds of the Incremental Borrowing were primarily used to fund the acquisition of Symphony Health. In accordance with the guidance in FASB’s ASC 470-50, the Incremental Borrowing was accounted for as a debt modification. The Incremental Borrowing resulted in a $3.1 million loss on modification of debt, which consists of fees associated with the transaction for the year ended December 31, 2017.

On December 28, 2017, the Company amended the credit agreement governing the 2016 Credit Facilities, or the 2017 Refinancing, to refinance the 2016 First Lien Term Loan which reduced the interest rate margin and amended the payment schedule applicable to the 2016 First Lien Term Loan. The 2017 Refinancing also increased the Company's borrowing capacity under the 2016 Revolver from $125.0 million to $225.0 million and modified the definition of permitted investments and refreshed the capacity for incremental credit facilities under the Credit Agreement. In accordance with the guidance in ASC 470-50, the 2017 Refinancing was accounted for as a debt modification. As a result of the debt modification, the Company recognized a loss of modification of debt totaling $0.6 million, which was recorded during the year ended December 31, 2017.

As collateral for borrowings under the 2016 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of wholly‑owned U.S. restricted subsidiaries. The Company is also subject to certain financial covenants, which require the Company to maintain certain debt‑to‑EBITDA and interest expense-to-EBITDA ratios. The 2016 Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the 2016 Credit Facilities, subject to compliance with applicable law, as of December 31, 2017 and December 31, 2016, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The Company does not expect to pay dividends in the foreseeable future. The Company does not expect these covenants to restrict its liquidity, financial condition or access to capital resources in the foreseeable future. The 2016 Credit Facilities also contains customary representations, warranties, affirmative covenants, and events of default.

2016 First Lien Term Loan

The 2016 First Lien Term Loan, including the Incremental Borrowing and as modified by the 2017 Refinancing, is a floating rate term loan with scheduled, fixed quarterly principal payments of $7.2 million to be made quarterly until September 30, 2021, with the remaining $1,033.0 million principal payment due at December 6, 2021.

The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.00% to 2.00%, in the case of LIBOR loans, and 0.00% to 1.00%, in the case of ABR loans. The Company has the option of 1, 2, 3 or 6 month base interest rates. As of December 31, 2017 and 2016, the weighted average interest rate on the first lien term loan was 3.45% and 2.70%, respectively. There are no prepayment penalties.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 Revolver

The Company’s 2016 Revolver, as modified by the 2017 Refinancing, provides for $225.0 million of potential borrowings and expires on December 6, 2021. The interest rate on the 2016 Revolver is based on the LIBOR with a 0% LIBOR floor or ABR, at the election of the Company, plus an applicable margin based on the leverage ratio of the Company. The Company, at its discretion, may elect interest periods of 1, 2, 3 or 6 months. The Company is required to pay to the lenders a commitment fee for unused commitments of 0.2% to 0.4% based on the Company’s debt-to-EBITDA ratio. At December 31, 2017, the Company had $91.5 million in outstanding borrowings under the 2016 Revolver at a weighted average interest rate of 3.56%; there were no outstanding borrowings under the 2016 Revolver at December 31, 2016. In the next twelve months, the Company has the ability and intends to repay the outstanding line of credit obligations; therefore, borrowings under the line of credit have been classified as a current liability. In addition, at December 31, 2017 and 2016, the Company had $4.9 million and $7.0 million, respectively, in letters of credit outstanding, which are secured by the 2016 Revolver.

2013 Credit Facilities

In September 2013, the Company entered into senior secured credit facilities, or the 2013 Credit Facilities, for an aggregate principal amount of $825.0 million of first lien term loan, or 2013 First Lien Term Loan, and a $125.0 million revolving line of credit, or 2013 Revolver. In September 2013, the Company also issued $375.0 million in senior notes, or Senior Notes. The proceeds from the 2013 Credit Facilities and the Senior Notes issuances were used in conjunction with the acquisition by KKR, to fund the acquisition of RPS, repay existing debt, and pay for fees and expenses related to the aforementioned events.

As collateral for borrowings under the 2013 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of designated subsidiaries. The Company was subject to certain financial covenants, which required the Company to maintain certain debt‑to‑EBITDA ratios. The 2013 Credit Facilities also contained covenants that, among other things, restricted the Company’s ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.

2013 First Lien Term Loan

The 2013 First Lien Term Loan was a floating rate term loan with scheduled, fixed quarterly principal payments of 0.25% of the original principal balance through September 2020. The voluntary prepayments made during 2014, using proceeds from the IPO, fully satisfied all required quarterly principal payments through maturity. The variable interest rate was based on the LIBOR, with a 1.0% LIBOR floor, plus an applicable margin of 3.5%. The applicable margin was dependent upon the Company’s debt to consolidated EBITDA ratio as defined in the 2013 Credit Facilities. The 2013 Credit Facilities required the Company to prepay outstanding term loans, subject to certain exceptions, with 50% of the Company's annual Excess Cash Flow, which percentage would be reduced to 25% if PRA achieves a debt‑to‑EBITDA ratio of less than or equal to 3.75 to 1.0, but greater than 3.25 to 1.0 on the date of prepayment for the most recent test period and no prepayment would be required if PRA achieves a debt‑to‑EBITDA ratio of less than or equal to 3.25 to 1.0 on the date of prepayment for the most recent test period, commencing in 2014. The Company had the option of 1, 2, 3 or 6 month base interest rates. There were no prepayment penalties.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes

In September 2013, the Company issued $375 million of Senior Notes at a rate of 9.50% per year payable on April 1, and October 1 of each year, beginning April 1, 2014. The Senior Notes did not require principal payments and were set to mature on October 1, 2023.

The Company could redeem the Senior Notes, in whole or in part, at any time prior to October 1, 2018 subject to a prepayment premium calculated in accordance with the Senior Notes indenture. From October 1, 2018 through October 1, 2019, the prepayment premium was 4.75% declining ratably to 0% beginning on October 1, 2021. In the event of a change in control, the Company could have been required to offer to repurchase the Senior Notes at a price equal to the outstanding principal balance and a 1% prepayment premium plus accrued and unpaid interest.

The Senior Notes included covenants which place limitations on incurring additional indebtedness, selling certain assets, and making certain distributions.

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

On December 29, 2017, the Company redeemed the remaining $91.4 million aggregate principal amount of its Senior Notes. In accordance with the guidance in ASC 470-50, the debt redemption was accounted for as a debt extinguishment. The redemption resulted in an $11.3 million loss on extinguishment of debt, which consisted of a $9.2 million early payment premium and $2.1 million write-off of unamortized debt issuance cost which is included in loss on modification or extinguishment of debt in the consolidated statement of operations during the year ended December 31, 2017.

Accounts Receivable Financing Agreement

In March 2016, the Company entered into a $140.0 million accounts receivable financing agreement, of which $120.0 million was outstanding as of December 31, 2017. The initial borrowings in 2016 were used to repay amounts outstanding on the Company’s revolving credit facility that were used to fund the cash tender offer for the Senior Notes.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.6%. The Company may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. As of December 31, 2017 and 2016, the weighted average interest rate on the accounts receivable financing agreement was 2.96% and 2.31%, respectively.

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

The accounts receivable financing agreement terminates on March 22, 2019, unless terminated earlier pursuant to its terms. At December 31, 2017, there was $20.0 million of remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,352.4 million and $844.2 million at December 31, 2017 and 2016, respectively. The fair value of the term loans, borrowings under credit facilities, and accounts receivable financing agreement which totaled $1,352.4 million and $678.7 million at December 31, 2017 and 2016, respectively, was determined based on Level 3 inputs, which is primarily based on rates at which the debt is traded among financial institutions adjusted for the Company’s credit standing. The fair value of the Senior Notes

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

totaled $99.2 million at December 31, 2016, was determined based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions.

(10) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

(11) Stock-Based Compensation

On September 23, 2013 and in connection with the acquisition of the Company by KKR, the Board of Directors approved the formation of the 2013 Stock Incentive Plan for Key Employees of Pinnacle Holdco Parent, Inc. and its subsidiaries, or the Plan. The Plan allowed for the issuance of stock options and other stock-based awards as permitted by applicable laws. The number of shares available for grant under the Plan is 12.5% of the outstanding shares at closing on a fully diluted basis. The Company rolled over 2,052,909 stock options under the Plan. The fair value of the options that were rolled over equaled the fair value of the options in the Predecessor Company and, therefore, there was no additional stock-based compensation expense recorded.

All stock options granted under the Plan are subject to transfer restrictions of the stock option’s underlying shares once vested and exercised. This lack of marketability was included as a discount, calculated using the Finnerty Model, when determining the grant date value of these options. In conjunction with the secondary offerings during 2017 and 2016, the transfer restrictions on a portion of such shares issuable upon exercise of vested options granted under the Plan were released. The release of the transfer restrictions is considered a modification under ASC 718, “Stock Compensation.” As a result of these modifications, the Company incurred approximately $3.7 million and $10.1 million of incremental compensation expense associated with service-based options during the years ended December 31, 2017 and 2016, respectively, which is included in transaction-related costs in the accompanying consolidated statements of operations.

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

Generally, the Company grants stock options with exercise prices greater than or equal to the fair market value of the Company’s common stock on the date of grant. The stock option compensation cost calculated under the fair value approach is recognized on a pro-rata basis over the vesting period of the stock options (usually five years under the Plan and four years under the 2014 Omnibus Plan). Most stock option grants are subject to graded vesting as services are rendered and have a contractual life of ten years. The Board and the Compensation Committee have the discretion to determine different vesting schedules.

In December 2013, the Company granted certain employees market-based options under the Plan that vest only upon the achievement of a specified internal rate of return from a liquidity event (“2.0x Options” and “2.5x Options”). At the time of grant, no compensation expense was recorded as the 2.0x Options and 2.5x Options vest upon a liquidity event, which is not considered probable until the date it occurs. On January 20, 2016, the Compensation Committee of the Board of Directors adopted a resolution to adjust the vesting criteria for all 2.0x Options granted and still outstanding on such date. Under the revised vesting criteria, the 2.0x Options vest upon the announcement of a secondary offering. The Company did not record compensation expense on the January 20, 2016 modification date as the Company determined the modification resulted in Type IV Improbable-to-Improbable modification as the secondary offering was deemed improbable since the event was outside of the Company’s control and could not be considered probable until the date it occurred. On March 2, 2016, the Company announced a secondary offering of shares by KKR and certain management stockholders, and it became probable that the 2.0x Options would vest. Due to the modification of the terms of the 2.0x Options, the Company calculated the fair value of these options using the Black-Scholes option pricing model with the following assumptions: expected life of 2.92 years; risk-free rate of 1.04%; volatility of 45%; dividend yield of 0%; and a Finnerty discount of approximately 16%. In total, 835,551 2.0x Options held by current employees were modified. As a result of this modification, and the modifications associated with the transfer

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restrictions releases noted above, the Company incurred approximately $0.8 million and $25.7 million of incremental compensation expense associated with the 2.0x Options during the years ended December 31, 2017 and 2016, respectively, which is included in transaction-related costs in the accompanying consolidated statements of operations.

On November 16, 2016, the 2.5x Options vested upon the achievement of a specified internal rate of return and multiple on invested capital in connection with the closing of a secondary offering of shares by KKR. In total, 809,755 2.5x Options held by current employees vested. The Company incurred approximately $0.8 million and $6.4 million of incremental compensation expense associated with the vesting and transfer restriction release of the 2.5x Options during the years ended December 31, 2017 and 2016, respectively, which is included in transaction-related costs in the accompanying consolidated statements of operations.

As of December 31, 2017, there was $59.4 million of unrecognized compensation cost related to unvested stock-based compensation, which is expected to be recognized over a weighted average period of 2 years. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $5.2 million, $27.3 million and $3.1 million, respectively.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at December 31, 2016	5,507,347	$15.38	6.7	$218.9
Granted	1,921,000	75.21
Exercised (1)	(2,094,886)	10.19
Expired/forfeited	(87,836)	28.47
Outstanding at December 31, 2017	5,245,625	$39.14	7.6	$272.4
Exercisable at December 31, 2017	2,247,920	$14.12	6.0	$173.0

(1) During the year ended December 31, 2017, of the 2,094,886 shares exercised, 190,683 were withheld from the option holders to cover the exercise price of the options being exercised.

The weighted average fair value of service-based options granted was $25.24, $15.57 and $10.87 during the years ended December 31, 2017, 2016 and 2015, respectively.

Selected information regarding the Company’s stock options as of December 31, 2017 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Wtd Average Remaining Life (in Years)	Wtd. Average Exercise Price	Number of Options	Wtd. Average Remaining Life (in Years)	Wtd. Average Exercise Price
$2.94	27,304	5.0	$2.94	27,304	5.0	$2.94
$11.73 - 16.42	2,441,121	5.9	$11.89	1,971,291	5.9	$11.82
$25.35 - 74.13	1,058,700	8.1	$42.93	249,325	7.4	$33.51
$75.01 - 83.37	1,718,500	9.7	$76.08	—	—	$—

The Company recorded a receivable of $2.7 million from the Company's brokerage services provider associated with certain stock option exercises, which was included in the "Prepaid expenses and other current assets" line item on the accompanying consolidated balance sheets as of December 31, 2017. The full amount was received in January 2018.

Restricted Stock Awards and Units

The Company’s RSAs/RSUs will settle in shares of the Company’s common stock on the applicable vesting date. RSAs/RSUs granted to employees vest 100% on the third anniversary of the date of grant. RSAs/RSUs granted to the Company's non-employee directors vest 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity related to the Company’s RSAs/RSUs in 2017 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2016	188,590	$32.63	$10.4
Granted	140,044	64.18
Expired/Forfeited	(12,000)	32.81
Vested	(7,096)	38.80
Unvested at December 31, 2017	309,538	$46.76	$28.2

Stock-based compensation expense related to employee stock options and RSAs/RSUs is summarized below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Direct costs	$3,552	$1,813	$1,218
Selling, general and administrative	9,064	5,254	4,058
Transaction-related costs	5,294	42,166	—
Total stock-based compensation expense	$17,910	$49,233	$5,276

Employee Stock Purchase Plan

In April 2017, the Board of Directors approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. The aggregate number of shares of the Company’s common stock that may be issued under the ESPP may not exceed three million shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25,000 in any one calendar year. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year with the compensation committee having the right to establish different offering periods. The Company's first offering period will commence on January 1, 2018.

(12) Income Taxes

The components of income before income taxes and equity in income (losses) of unconsolidated joint ventures are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$(52,083)	$(61,226)	$(23,400)
Foreign	126,630	155,120	138,565
	$74,547	$93,894	$115,165

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the (benefit from) provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$30,084	$151	$1,132
State	2,607	1,842	1,507
Foreign	30,601	36,970	30,584
Total current income tax expense	63,292	38,963	33,223
Deferred:
Federal	(70,041)	(2,230)	(1,349)
State	(1,203)	(451)	1,564
Foreign	(4,671)	(7,788)	(3,434)
Total deferred income tax benefit	(75,915)	(10,469)	(3,219)
Total income tax expense (benefit)	$(12,623)	$28,494	$30,004

Income taxes computed at the statutory U.S. federal income tax rate of 35.0% are reconciled to the benefit from income taxes as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Federal tax rate change	(56.0)%	—%	—%
State income taxes, net of federal benefit	(5.5)%	0.3%	2.0%
Tax on foreign earnings:
Foreign rate differential	(20.3)%	(17.7)%	(13.6)%
Foreign earnings taxed in the U.S.	60.7%	17.5%	7.3%
Foreign dividends	5.2%	—%	—%
Non-U.S. research and development credits	(3.3)%	(3.9)%	(4.4)%
Stock-based compensation	(39.9)%	1.9%	0.2%
Nondeductible contingent consideration	35.4%	—%	—%
Valuation allowance	(28.0)%	—%	—%
Change in liability for uncertain tax positions	(3.2)%	—%	(0.6)%
Nondeductible expenses	2.2%	0.1%	0.3%
Other	0.8%	(2.9)%	(0.1)%
Effective income tax rate	(16.9)%	30.3%	26.1%

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$48,603	$29,470
Accruals and reserves	15,943	12,986
Equity based compensation	7,447	17,392
Prepaid expenses and other	13,492	25,232
Deferred and unbilled revenue	24,937	25,718
Tax credits	15,111	5,295
	125,533	116,093
Valuation allowance	(25,226)	(21,689)
Total deferred tax assets (net of valuation allowance)	100,307	94,404
Identified intangibles	(190,115)	(148,576)
Depreciable, amortizable and other property	(13,434)	(12,963)
Deferred tax liabilities	(203,549)	(161,539)
Net deferred tax liability	$(103,242)	$(67,135)
Long-term deferred tax asset	$8,939	$6,568
Long-term deferred tax liability	$(112,181)	$(73,703)

The Company’s foreign subsidiaries are taxed separately in their respective jurisdictions. As of December 31, 2017, the Company has cumulative foreign net operating loss carryforwards of approximately $7.4 million. In addition, the Company has federal net operating loss carryforwards of approximately $165.6 million and state net operating loss carryforwards of approximately $506.8 million.

The carryforward periods for the Company’s net operating losses vary from five years to an indefinite number of years depending on the jurisdiction. The Company’s ability to offset future taxable income with net operating loss carryforwards may be limited in certain instances, including changes in ownership.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance under SAB 118 available as of the date of this filing and as a result has recorded $0.2 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets, deferred tax liabilities, and U.S. uncertain tax positions, based on the rates at which they are expected to reverse in the future, was a benefit of $41.7 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $77.6 million based on cumulative foreign earnings of $392.5 million. The Company also recorded a provisional tax benefit of $35.7 million related to the utilization of foreign tax credits against the one-time transition tax. In addition, the Company has recorded a valuation allowance against an estimated $12.8 million of excess foreign tax credits related to the transition tax inclusion. The Company is continuing to analyze the overall impact of the transition tax inclusion, including its foreign tax credit limitation position and will update the provisional estimate as it completes its analysis during the measurement period. Due to the complexity of the new law, the Company is still in the process of investigating the related accounting implications. Specifically, for the Global Intangible Low Tax Income (“GILTI”) tax the Company intends to make an accounting policy decision around whether to account for GILTI as a period cost in the relevant period, or to record deferred taxes related to the basis in the Company’s foreign subsidiaries once additional guidance is available for assessment.
The Company also has federal and state income tax credit carryforwards available to potentially offset future federal and state income tax of $12.8 million and $1.9 million, respectively. The federal credits expiring in ten years. The state credits begin expiring in 2022. The Company has provided a full valuation allowance against the benefits of these credits.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax‑planning strategies. The valuation allowance at December 31, 2017 relates to the U.S. foreign tax credit carryforwards, certain foreign net operating losses, state net operating losses and state tax credit carryforwards. As of December 31, 2017, the Company has a U.S. net federal deferred tax liability. The Company has concluded that it no longer requires a valuation allowance that existed at the beginning of the year on its net federal deferred tax assets. As such, the valuation allowance of $21.2 million has been released during the year ended December 31, 2017.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$12,432	$11,729	$16,207
Additions based on tax positions related to current year	1,641	1,196	1,333
Additions for income tax positions of prior years	400	542	95
Impact of changes in exchange rates	427	(127)	(594)
Impact of change in federal tax rate	(3,536)	—	—
Settlements with tax authorities	(108)	(559)	—
Reductions for income tax positions for prior years	(3,174)	(349)	(4,308)
Reductions due to lapse of applicable statute of limitations	(171)	—	(1,004)
Ending balance	$7,911	$12,432	$11,729

As of December 31, 2017, 2016, and 2015, the total gross unrecognized tax benefits were $7.9 million, $12.4 million, and $11.7 million, respectively. As of December 31, 2017, the total amount of gross unrecognized tax benefits which, if recognized, would impact the Company’s effective tax rate is $7.9 million. The Company anticipates changes in total unrecognized tax benefits due to the expiration of statute of limitations within the next 12 months and an income tax audit resolution. Specifically, adjustments related to transfer pricing and foreign tax exposures are expected to be resolved in various jurisdictions. A reasonable estimate of the change in the total gross unrecognized tax benefit expected to be recognized as a result is $0.5 million as of the balance sheet date.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. The Company recorded a decrease of $0.8 million, an increase of $0.1 million, and a decrease of $0.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company has a total of $1.6 million recognized on uncertain tax positions. To the extent interest and penalties are not incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction in income tax expense.

The Company has analyzed filing positions in all of the significant federal, state and foreign jurisdictions where the Company is required to file income tax returns. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2009 through 2016 tax years.

As of December 31, 2017, there are no untaxed undistributed earnings of its foreign subsidiaries. This is due to the U.S. Tax Cuts and Jobs Act enacted December 22, 2017 that requires all untaxed foreign earnings to be currently taxed in the 2017 U.S. federal income tax return. With respect to the previously taxed income, as of December 31, 2017, an asset of $1.0 million was recorded for the effect of repatriating a portion of those foreign earnings. Aside from the portion expected to be actually repatriated in future years the Company has not provided for U.S. federal and foreign withholding taxes on those previously taxed earnings of its foreign subsidiaries. The Company is in the process of evaluating the impact of the new U.S. tax law on its permanent reinvestment assertion. No additional U.S. federal income taxes or foreign withholding taxes have been provided on accumulated earnings of foreign subsidiaries deemed to have been repatriated as part of the one-time transition tax. The Company's evaluation of the impact of the new U.S. tax law on its permanent reinvestment assertion is expected to be completed within the one-year measurement period as allowed by SAB 118.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the deferred tax asset valuation allowance accounts is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$21,689	$23,205	$16,142
Additions - excess benefit offset to NOL change	12,623	—	—
Additions - purchase accounting	219	—	—
Additions - other comprehensive income	—	—	3,892
Additions - charged to expense	12,863	3,421	3,770
Additions - U.S. federal tax rate change	1,330	—	—
Deductions - charged to expense (including translation adjustments)	(23,498)	(4,937)	(599)
Ending balance	$25,226	$21,689	$23,205

The valuation allowance at December 31, 2017 is primarily related to U.S. foreign tax credit carryforwards, state loss carryforwards, state credit carryforwards, and loss carryforwards in various foreign jurisdictions.

(13) Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease agreements expiring at various times through 2036. The Company has sublease agreements for certain facilities to reduce rent expense and accommodate expansion needs. The subleases expire at various times through 2022. The Company also leases certain office equipment under the terms of operating leases expiring at various times through 2023.

Rent expense under operating leases, net of sublease rental income, was $37.0 million, $31.9 million and $30.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease commitments on non‑cancelable operating leases are as follows (in thousands):

Years Ended December 31,	Leases	Sublease Rental Income	Net Total
2018	$44,071	$(181)	$43,890
2019	38,871	(125)	38,746
2020	35,494	(125)	35,369
2021	31,783	(124)	31,659
2022	25,970	(41)	25,929
2022 and thereafter	110,394	—	110,394
Total	$286,583	$(596)	$285,987

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $5.2 million at December 31, 2017, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $5.2 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated balance sheets. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is settled. In September 2017, a judge from the Superior Court of Justice of Brazil denied relief to the City of Sao Paulo's appeal and upheld the lower court's ruling in the favor of the Company for the years 2005 to 2012, and in the period from January to October 2013. The judge from the Superior Court of Justice of Brazil also ruled that the Company must appeal the lower court's verdict for October 2013 and the subsequent periods as the Judiciary Court of Justice of the State of Sao Paulo only reviewed the facts that pertained to the period before October 2013.

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

Employee Health Insurance

The Company is self‑insured for health insurance for employees within the United States. The Company maintains stop‑loss insurance on a “claims made” basis for expenses in excess of $0.3 million per member per year. As of December 31, 2017 and 2016, the Company maintained a reserve of approximately $5.0 million and $4.1 million, respectively, included in accrued expense and other current liabilities on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

(14) Employee Benefit Plans

Defined contribution or profit sharing style plans are offered in Australia, Belgium, Germany, Hong Kong, India, Israel, Japan, the Netherlands, New Zealand, the Philippines, South Africa, Spain, Sweden, Thailand, and the United Kingdom. In some cases these plans are required by local laws or regulations.

The Company maintains 401(k) plans in the United States, which cover substantially all employees of its U.S. subsidiaries. The Company matches participant's contributions at varying amounts, subject to a maximum contribution of 6% of the participant's compensation. The employer contributions to the 401(k) plans were approximately $11.9 million, $9.9 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As a result of the Takeda transactions during 2017, the Company maintains defined benefit pension plans sponsored by certain TDC and TDS subsidiaries in Japan and Germany. The funded status of the defined benefit pension plans, which represents the difference between the projected benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The funded status of the plan in Japan, which covers approximately 130 employees, totaled $0.8 million at December 31, 2017 and was recorded in other assets on the consolidated balance sheets. The unfunded status of the plan in Germany, which covers eight employees, totaled $0.7 million at December 31, 2017 and was recorded in other long-term

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities on the consolidated balance sheets. Additional disclosures regarding these defined benefit pension plans have been excluded due to their immateriality. The Company did not have defined benefit pension plans prior to 2017.

(15) Derivatives

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

On October 2, 2013, the Company entered into interest rate swap agreements with an aggregate notional principal amount of $620.0 million, or the 2013 Swaps. The interest rate swaps were set to begin on September 23, 2015. The interest rate swaps were to be used to hedge the Company’s variable rate debt. The interest rate swaps had maturity dates ranging from one to five years. During the third quarter of 2015, the Company paid $32.9 million to terminate the 2013 Swaps. Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps, totaling $29.6 million, are being reclassified into earnings over the term of the previously hedged borrowing using the swaplet method. For the terminated swaps, the Company reclassified $6.3 million, $4.7 million and $0.7 previously recorded in accumulated other comprehensive loss into interest expense during the years ended December 31, 2017, 2016 and 2015, respectively.

Subsequent to the termination of all existing interest rate swaps, the Company entered into a new interest rate swap agreement with a notional principal amount of $250.0 million and a fixed three month LIBOR of 1.48%, or the 2015 Swap. The interest rate swap began on September 23, 2015 and will mature on September 23, 2018. The interest rate swap is being used to hedge the Company’s variable rate debt.

In conjunction with the closing of the 2016 Credit Facilities in December 2016, the 2015 Swap was amended to modify the fixed rate, repricing dates and embedded floor, or the Modified 2015 Swap. The Company re-designated the Modified 2015 Swap against the refinanced debt under the 2016 Credit Facilities. As a result of the re-designation, all amounts previously recorded in accumulated other comprehensive loss related to the 2015 Swap, totaling $0.8 million, were frozen and are being amortized into earnings over the term of the previously hedged borrowing using the swaplet method. The Company reclassified $0.4 million previously recorded in accumulated other comprehensive loss into interest expense associated with the 2015 Swap during the year ended December 31, 2017. The closing of the 2016 Credit Facilities did not impact the amortization of the losses frozen in accumulated other comprehensive loss associated with the 2013 Swaps.

The following table presents the notional amounts and fair values (determined using level 2 inputs) of the Company’s derivatives as of December 31, 2017 and 2016 (in thousands):

	Balance Sheet Classification	December 31, 2017		December 31, 2016
		Notional amount	Asset/(Liability)	Notional amount	Asset/(Liability)
Derivatives in an asset position:	Other current assets	$250,000	$428	$—	$—

Derivatives in a liability position:	Other long-term liabilities	—	—	250,000	(590)

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the effect of the Company's derivatives on the consolidated statements of operations and comprehensive (loss) income (in thousands):

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2017	2016	2015
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss) on derivatives	$245	$(1,600)	$(11,851)
Amount of loss recognized in other (expense) income, net on derivatives (ineffective portion)	—	1	(444)
Amount of loss recognized in other (expense) income, net on derivatives (no longer qualify for hedge accounting)	—	—	(1,137)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(6,855)	(5,921)	(908)

The Company expects that $6.3 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

In January 2018, the Company entered into two new interest rate derivative agreements. Refer to Note 22 for further details.

(16) Accumulated Other Comprehensive (Loss) Income

Below is a summary of the components of accumulated other comprehensive (loss) income (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balance at December 31, 2014	$(53,639)	$(15,870)	$(69,509)
Other comprehensive loss before reclassifications, net of tax	(52,433)	(11,273)	(63,706)
Reclassification adjustments, net of tax	—	908	908
Balance at December 31, 2015	(106,072)	(26,235)	(132,307)
Other comprehensive loss before reclassifications, net of tax	(95,019)	(978)	(95,997)
Reclassification adjustments, net of tax	—	3,618	3,618
Balance at December 31, 2016	(201,091)	(23,595)	(224,686)
Other comprehensive income before reclassifications, net of tax	83,911	149	84,060
Reclassification adjustments, net of tax	—	4,156	4,156
Balance at December 31, 2017	$(117,180)	$(19,290)	$(136,470)

Foreign Currency Translation

The change in the foreign currency translation adjustment during the year ended December 31, 2017 was primarily due to the movements in the British pound, or GBP, Euro, or EUR, Canadian dollar, or CAD, and Russian ruble, or RUB, exchange rates against the U.S. dollar, or USD. The USD depreciated by 9.3%, 13.7%, 7.1% and 6.2% versus the GBP, EUR, CAD and RUB respectively, during the year ended December 31, 2017. The movement in the GBP, EUR, CAD and RUB represented $46.0 million, $31.0 million, $3.5 million and $1.9 million, respectively, of the $83.9 million income recorded to accumulated other comprehensive loss during the year ended December 31, 2017.

The change in the foreign currency translation adjustment during the year ended December 31, 2016 was primarily due to the movements in the GBP, EUR, CAD, and RUB, exchange rates against the USD. The USD strengthened by 16.7% and 3.6% versus the GBP and EUR, respectively, during the year ended December 31, 2016, and the USD depreciated by 3.1% and 19.5% against the CAD and RUB, respectively, during the same period. The movement in the GBP and EUR represented $90.2 million and $8.4 million, respectively, of the $95.0 million loss recorded to accumulated other comprehensive loss during the year ended December 31, 2016. The overall change was partially offset by gains in the CAD and RUB, representing $1.1 million and $4.0 million of the adjustment, respectively.

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

(17) Net Income Per Share

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Years Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding	62,437	60,759	59,965
Effect of dilutive stock options and RSAs/RSUs	3,336	3,693	3,242
Diluted weighted average common shares outstanding	65,773	64,452	63,207
Anti-dilutive shares	741	305	115

The anti-dilutive shares disclosed above were calculated using the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of RSAs/RSUs, reduced by the repurchase of shares with the proceeds from the assumed exercises, and unrecognized compensation expense for outstanding awards.

(18) Related Party Transactions

The Company entered into a joint venture with an affiliate of KKR during 2015. The joint venture was dissolved during the same year. For further discussion on the related party transaction, refer to Note 3.

(19) Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$47,829	$27,644	$17,148
Interest	48,330	48,156	54,632
Non-cash investing and financing activities:
Issuance of common stock for the acquisition of Value Health Solutions, Inc.	369	—	1,582
Accrued fixed assets purchases	3,962	2,644	2,733
Cashless exercises of stock options	13,252	9,456	1,672

Additionally, the acquisition date fair value of contingent consideration liabilities recorded during the year ended December 31, 2017 totaled $155.8 million. Refer to Note 2 - Significant Accounting Polices and Note 4 - Business Combinations for further information.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Operations by Geographic Area

The table below presents certain enterprise‑wide information about the Company’s operations by geographic area for the years ended December 31, 2017, 2016 and 2015. The Company attributes revenues to geographical locations based upon where the services are performed.

The Company’s operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in thousands):

	Years Ended December 31,
	2017	2016	2015
Service revenue:
Americas:
United States	$1,310,772	$1,063,625	$898,637
Other	42,227	33,320	32,802
Americas	1,352,999	1,096,945	931,439
Europe, Africa, and Asia-Pacific
United Kingdom	479,623	394,363	364,476
Netherlands	79,555	68,118	57,739
Other	36,197	20,597	22,193
Europe, Africa, and Asia-Pacific	595,375	483,078	444,408
Total service revenue	1,948,374	1,580,023	1,375,847
Reimbursement revenues	311,015	231,688	238,036
Total revenue	$2,259,389	$1,811,711	$1,613,883

	December 31,
	2017	2016
Long-lived assets:
Americas:
United States	$107,952	$60,462
Other	1,714	802
Americas	109,666	61,264
Europe, Africa, and Asia-Pacific
United Kingdom	4,182	3,569
Netherlands	15,876	13,313
Other	13,346	9,431
Europe, Africa, and Asia-Pacific	33,404	26,313
Total long-lived assets	$143,070	$87,577

(21) Segments

Historically, the Company has had one reportable segment. In conjunction with the acquisition of Symphony Health, the Company expanded its reporting segments. The Company is now managed through two reportable segments, (i) Clinical Research and (ii) Data Solutions. In accordance with the provisions of ASC 280, "Segment Reporting", the Company's chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

•	Clinical Research Segment: The Clinical Research segment, which primarily serves biopharmaceutical clients, provides outsourced clinical research and clinical trial related services.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Data Solutions Segment: The Data Solutions segment provides data and analytics, technology solutions and real-world insights and services primarily to the Company’s life science clients.

The Company's chief operating decision maker uses gross profit as the primary measure of each segment's operating results in order to allocate resources and in assessing the Company's performance. Reimbursement revenue and reimbursable out-of-pocket costs are not allocated to the Company's segments. Asset information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the Company's performance. The Company’s reportable segment information is presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Service revenue:
Clinical Research	$1,857,876	$1,580,023	$1,375,847
Data Solutions	90,498	—	—
Total service revenue	1,948,374	1,580,023	1,375,847
Direct costs:
Clinical Research	1,231,690	1,032,688	886,528
Data Solutions	52,178	—	—
Total direct costs	1,283,868	1,032,688	886,528
Gross profit:
Clinical Research	626,186	547,335	489,319
Data Solutions	38,320	—	—
Total gross profit	$664,506	$547,335	$489,319
Less expenses not allocated to segments:
Selling, general and administrative	321,987	269,893	246,417
Transaction-related costs	87,709	44,834	—
Depreciation and amortization	78,227	69,506	77,952
Loss on disposal of fixed assets, net	358	753	652
Consolidated income from operations	176,225	162,349	164,298
Interest expense, net	(46,729)	(54,913)	(61,747)
Loss on modification or extinguishment of debt	(15,023)	(38,178)	—
Foreign currency (losses) gains, net	(39,622)	24,029	14,048
Other (expense) income, net	(304)	607	(1,434)
Consolidated income before income taxes and equity in income (losses) of unconsolidated joint ventures	$74,547	$93,894	$115,165

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations (in thousands, except per share data:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$427,080	$457,942	$494,550	$568,802
Reimbursement revenue	60,680	75,782	87,459	87,094
Total revenue	487,760	533,724	582,009	655,896
Income from operations (1)	49,986	64,850	57,776	3,613
Provision for (benefit from) income taxes (2)	7,883	10,193	(18,241)	(12,458)
Income (loss) before equity in gains of unconsolidated joint ventures (3)	25,182	29,632	48,582	(16,226)
Equity in gains of unconsolidated joint ventures	42	26	24	31
Net income (loss)	25,224	29,658	48,606	(16,195)
Net (income) loss attributable to non-controlling interests	—	(112)	(401)	147
Net income (loss) attributable to PRA Health Sciences, Inc.	25,224	29,546	48,205	(16,048)
Comprehensive income (loss)	42,552	63,892	75,348	(6,380)
Comprehensive income (loss) attributable to noncontrolling interest	—	(50)	(373)	154
Comprehensive income (loss) attributable to PRA Health Sciences, Inc.	$42,552	$63,842	$74,975	$(6,226)
Basic earnings (loss) per share (4)	$0.41	$0.47	$0.77	$(0.25)
Diluted earnings (loss) per share (4)	$0.39	$0.45	$0.73	$(0.25)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$372,320	$394,249	$399,841	$413,613
Reimbursement revenue	57,903	61,598	53,414	58,773
Total revenue	430,223	455,847	453,255	472,386
Income from operations (5)	18,946	50,348	54,814	38,241
(Benefit from) provision for income taxes	(5,264)	12,312	10,821	10,625
(Losses) income before equity in (losses) gains of unconsolidated joint ventures (6)	(15,431)	35,423	31,416	13,992
Equity in (losses) gains of unconsolidated joint ventures	(538)	3,247	33	33
Net (loss) income	(15,969)	38,670	31,449	14,025
Comprehensive (loss) income	$(22,251)	$567	$21,982	$(24,502)
Basic (losses) earnings per share (4)	$(0.27)	$0.64	$0.52	$0.23
Diluted (losses) earnings per share (4)	$(0.27)	$0.60	$0.49	$0.22

(1)
During the three months ended December 31, 2017, the Company recorded $75.0 million of transaction-related costs associated with the change in fair value of contingent consideration. During the three months ended September 30, 2017, transaction-related costs consisted of $6.4 million of fees incurred in connection with the acquisition of Symphony Health, $5.3 million of stock-based compensation expense related to the release of the transfer restrictions on vested options, and $1.0 million of third-party fees incurred in connection with the August 2017 secondary offering; these amounts were offset by a $1.0 million adjustment to the change in fair value of contingent consideration.

As discussed in Note 2 - Significant Accounting Policies, the Company made an accounting policy election to present changes in the fair value of contingent consideration as part of income from operations during the fourth quarter of 2017. As a result, the Company reclassified $0.1 million of costs in both the three months ended March 31, 2017 and June 30, 2017, as well as a $1.0 million benefit during the three month ended September 30, 2017, into income from operations.

(2)
During the three months ended September 30, 2017 and December 31, 2017, the Company recorded a benefit from income taxes of $18.2 million and $12.5 million, respectively. The benefit was due primarily to (i) the benefit realized from the tax deduction of stock awards in excess of the amount recognized in the financial statements per guidance under ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, (ii) the release of the valuation allowance

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

against the federal net deferred tax assets, and additionally during the three months ended December 31, 2017 (iii) the U.S. federal rate decrease effect on an overall net deferred tax liability due to the recent law changes in the Tax Cuts and Jobs Act.

(3)
During the three months ended September 30, 2017 and December 31, 2017, the Company recorded a loss on extinguishment of debt of $3.1 million and $11.9 million, respectively. The loss on extinguishment of debt recorded during the three months ended September 30, 2017 related to the Incremental Borrowings on the Company’s term debt. The loss on extinguishment of debt recorded during the three months ended December 31, 2017 related to the refinancing of the Company’s 2016 Credit Facilities and the redemption of the Company's Senior Notes. Refer to Note 9, Current Borrowings and Long-Term Debt, for additional information regarding the items noted above.

(4)
The sum of the quarterly per share amounts may not equal per share amounts reported for year‑to‑date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(5)
Transaction-related costs for the three months ended March 31, 2016, June 30, 2016 and December 31, 2016 were $28.9 million, $2.9 million and $13.0 million, respectively. There were no transaction-related costs for the three months ended September 30, 2016. Transaction-related costs primarily relate to costs incurred in connection with the March, May and November 2016 secondary offerings and receivables financing agreement. These costs include $42.2 million of non-cash stock-based compensation expense and $2.7 million of third-party fees.

(6)
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

(23) Subsequent Events

On January 5, 2018, the Company entered into two new interest rate swaps in order to minimize its exposure to variable rate debt and also to replace interest rate swaps maturing in September 2018. The first interest rate swap has an aggregate notional amount of $375.0 million, an effective date of January 8, 2018, and a maturity date of December 6, 2020. The second interest rate swap has an aggregate notional amount of $250.0 million, an effective date of September 6, 2018, and a maturity date of September 6, 2020.

In February 2018, the Company made an earn-out payment of $114.7 million to the former shareholders of Symphony Health. For further discussion of the earn-out liability, refer to Note 4 - Business Combinations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a‑15(e) and Rule 15d‑15(e) of the Exchange Act to mean a company’s controls and other procedures that provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to accomplish their objectives at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Annual Meeting Date

The Board of Directors of the Company has fixed the date of the 2018 Annual Meeting of Stockholders for May 31, 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement (or the “2018 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2018 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2018 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2018 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2018 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

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

4.2	Sale Participation Agreement of KKR PRA Investors L.P., dated September 23, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))
10.1**	PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2017 (No. 001-36732))
10.2**	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on November 18, 2014 (No. 001‑36732))
10.3**	PRA Global Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))
10.4**	PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))
10.5**	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))
10.6**	Form of Rollover Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))
10.7**
Employment Agreement, effective July 1, 2014, between PRA Global Holdings, Inc., PRA International and Colin Shannon (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.8**
Executive Employment Agreement, effective July 1, 2015, between PRA Health Sciences, Inc. and Linda Baddour (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2015 (No. 001‑36732))

10.9**
Employment and Non‑Competition Agreement, effective as of March 1, 2009, by and between Pharmaceutical Research Associates, Inc. and David W. Dockhorn (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.10
Senior Secured Credit Agreement, dated as of September 23, 2013, by and among PRA Holdings, Inc., UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.11
Amendment No. 1 to the Senior Secured Credit Agreement, dated as of March 14, 2014, by and among PRA Holdings, Inc., UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.12
Security Agreement, dated as of September 23, 2013, by and among PRA Holdings, Inc., UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.13
Guarantee Agreement, dated as of September 23, 2013, by and among PRA Holdings, Inc., UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.14
Indenture, dated as of September 23, 2013, among Pinnacle Merger Sub, Inc., as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.15
Registration Rights Agreement among KKR PRA Investors L.P., KKR PRA Investors GP LLC and PRA Health Sciences, Inc. (f/k/a Pinnacle Holdco Parent, Inc.) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.16
Monitoring Agreement of PRA Health Sciences, Inc. (f/k/a) Pinnacle Holdco Parent, Inc., dated September 23, 2013 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.17
Indemnification Agreement among KKR PRA Investors L.P., KKR PRA Investors GP LLC, PRA Health Sciences, Inc. (f/k/a Pinnacle Holdco Parent, Inc.), PRA Holdings, Inc. and Kohlberg Kravis Roberts & Co. L.P. dated September 23, 2013 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.18
Stockholders Agreement, dated as of November 18, 2014, among PRA Health Sciences, Inc. and the other parties named thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K (No. 001‑36732))

10.19**
Form of Non‑Qualified Stock Option Agreement under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.20**
Form of Non‑Qualified Stock Option Agreement (Time‑Based Vesting) under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.21**
Form of Non‑Qualified Stock Option Agreement (Performance‑Based Vesting) under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.22**	Form of Option Agreement of PRA International (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))
10.23**
Amendment to Employment Agreement effective July 1, 2014, dated as of September 22, 2014, between PRA Health Sciences, Inc., PRA International, and Colin Shannon (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.24**
Form of Restricted Stock Grant Notice under the PRA Health Sciences, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.25**
Form of Option Grant Notice under the PRA Health Sciences, Inc. 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report the Form 8-K filed on September 5, 2017).

10.26
Receivables Financing Agreement, dated as of March 22, 2016, by and among PRA Holdings, Inc., PNC Bank, National Association, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on March 25, 2016 (No. 001‑36732))

10.27
Purchase and Sale Agreement, dated as of March 22, 2016, by and among PRA Holdings, Inc., PNC Bank, National Association, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on March 25, 2016 (No. 001‑36732))

10.28
Credit Agreement, dated as of December 6, 2016, by and among Pharmaceutical Research Associates, Inc., Wells Fargo Bank, National Association, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on December 7, 2016 (No. 001‑36732))

10.29
Security Agreement, dated as of December 6, 2016, by and among Pharmaceutical Research Associates, Inc., Wells Fargo Bank, National Association, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on December 7, 2016 (No. 001‑36732))

10.30
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

10.32
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

10.33
Supplement No. 1 to the Guarantee, by and among Symphony Health Solutions Corporation, Source Healthcare Analytics, LLC, and Parallel 6, Inc., in favor of Wells Fargo Bank, National Association, as collateral agent. (Incorporated by reference to the Form 8-K filed with the SEC on September 11, 2017).

10.34
Supplement No. 1 to the Security Agreement, by and among Symphony Health Solutions Corporation, Source Healthcare Analytics, LLC, and Parallel 6, Inc., in favor of Wells Fargo Bank, National Association, as collateral agent. (Incorporated by reference to the Form 8-K filed with the SEC on September 11, 2017).

10.35
First Amendment and Second Joinder Agreement, dated as of December 28, 2017, by and among Pharmaceutical Research Associates, Inc. (the “Borrower”), PRA Health Sciences, Inc., each of the subsidiaries of the Borrower from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent and other agents and lenders party thereto (Incorporated by reference to the Form 8-K filed with the SEC on December 29, 2017).

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
101*
The following financial information from PRA Health Sciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements

*      Filed herewith.

**    This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 22, 2018 by the undersigned, thereunto duly authorized.

PRA Health Sciences, Inc.
By:	/s/ Linda Baddour
	Name:	Linda Baddour
	Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature	Capacity

/s/ Colin Shannon
Colin Shannon	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Linda Baddour
Linda Baddour	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey T. Barber
Jeffrey T. Barber	Director

/s/ Max C. Lin
Max C. Lin	Director

/s/ James C. Momtazee
James C. Momtazee	Director

/s/ Ali J. Satvat
Ali J. Satvat	Director

/s/ Matthew P. Young
Matthew P. Young	Director

/s/ Linda S. Grais
Linda S. Grais	Director

/s/ Alexander G. Dickinson	Director
Alexander G. Dickinson