Form 10-Q
period 2018-06-30
PRA Health Sciences, Inc.
filed 2018-08-02
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	64,365,930 shares outstanding as of July 30, 2018

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$122,854	$192,229
Restricted cash	695	661
Accounts receivable and unbilled services, net	602,860	627,003
Other current assets	81,874	57,131
Total current assets	808,283	877,024
Fixed assets, net	146,931	143,070
Goodwill	1,503,079	1,512,424
Intangible assets, net	743,946	783,836
Other assets	50,669	41,692
Total assets	$3,252,908	$3,358,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$—	$91,500
Current portion of long-term debt	28,789	28,789
Accounts payable	65,484	64,635
Accrued expenses and other current liabilities	323,057	317,481
Advanced billings	454,292	469,211
Total current liabilities	871,622	971,616
Long-term debt, net	1,271,841	1,225,397
Deferred tax liabilities	104,809	112,181
Other long-term liabilities	50,513	112,371
Total liabilities	2,298,785	2,421,565
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 64,256,649 and 63,623,950 at June 30, 2018 and December 31, 2017, respectively	643	636
Additional paid-in capital	914,166	905,423
Accumulated other comprehensive loss	(148,579)	(136,470)
Retained earnings	181,553	161,182
Equity attributable to PRA Health Sciences, Inc. stockholders	947,783	930,771
Noncontrolling interest	6,340	5,710
Total stockholders' equity	954,123	936,481
Total liabilities and stockholders' equity	$3,252,908	$3,358,046

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$722,841	$533,724	$1,424,678	$1,021,484
Operating expenses:
Direct costs	381,655	300,611	763,087	588,123
Reimbursable out-of-pocket costs	83,282	75,782	159,723	136,462
Reimbursable investigator fees	63,885	—	128,452	—
Selling, general and administrative expenses	91,169	76,195	182,871	150,463
Transaction-related costs	450	35	(11,128)	75
Depreciation and amortization	28,554	16,101	55,893	31,293
Loss on disposal of fixed assets, net	50	150	36	232
Income from operations	73,796	64,850	145,744	114,836
Interest expense, net	(14,612)	(10,004)	(29,437)	(19,531)
Foreign currency gains (losses), net	476	(14,956)	393	(22,210)
Other income (expense), net	66	(65)	(133)	(205)
Income before income taxes and equity in income of unconsolidated joint ventures	59,726	39,825	116,567	72,890
Provision for income taxes	17,490	10,193	35,144	18,076
Income before equity in income of unconsolidated joint ventures	42,236	29,632	81,423	54,814
Equity in income of unconsolidated joint ventures, net of tax	46	26	74	68
Net income	42,282	29,658	81,497	54,882
Net income attributable to noncontrolling interest	(305)	(112)	(539)	(112)
Net income attributable to PRA Health Sciences, Inc.	$41,977	$29,546	$80,958	$54,770
Net income per share attributable to common stockholders:
Basic	$0.66	$0.47	$1.27	$0.88
Diluted	$0.64	$0.45	$1.22	$0.84
Weighted average common shares outstanding:
Basic	63,874	62,232	63,702	61,908
Diluted	66,078	65,727	66,120	65,586

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$42,282	$29,658	$81,497	$54,882
Other comprehensive income:
Foreign currency translation adjustments	(37,069)	32,754	(19,186)	48,213
Unrealized gains (losses) on derivative instruments, net of income tax of $653, $0, $1,623 and $0	1,849	(245)	4,572	(67)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $396, $0, $921 and $0	1,123	1,725	2,596	3,416
Comprehensive income	8,185	63,892	69,479	106,444
Comprehensive income attributable to noncontrolling interest	(48)	(50)	(630)	(50)
Comprehensive income attributable to PRA Health Sciences, Inc.	$8,137	$63,842	$68,849	$106,394

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$81,497	$54,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,893	31,293
Amortization of debt issuance costs and discount	1,073	964
Amortization of terminated interest rate swaps	3,610	3,178
Stock-based compensation expense	12,698	4,236
Change in fair value of acquisition-related contingent consideration	(9,684)	75
Unrealized foreign currency (gains) losses	(2,393)	21,920
Deferred income taxes	15,639	(1,290)
Equity in income of unconsolidated joint ventures	(74)	(68)
Other reconciling items	562	1,072
Changes in operating assets and liabilities:
Accounts receivable, unbilled services and advanced billings	(21,235)	(121,265)
Other operating assets and liabilities	(15,366)	20,940
Payment of acquisition-related contingent consideration	(35,029)	—
Net cash provided by operating activities	87,191	15,937
Cash flows from investing activities:
Purchase of fixed assets	(26,510)	(21,979)
Cash paid for interest on interest rate swap	(308)	(591)
Proceeds from the sale of fixed assets	18	49
Acquisition of Parallel 6, Inc., net of cash acquired	—	(39,484)
Acquisition of Takeda PRA Development Center KK, net of cash acquired	—	2,680
Acquisition of Takeda Pharmaceutical Data Services, Ltd., net of cash acquired	—	437
Net cash used in investing activities	(26,800)	(58,888)
Cash flows from financing activities:
Payment of acquisition-related contingent consideration	(79,663)	(400)
Borrowings on accounts receivable financing agreement	60,000	20,000
Repayments of long-term debt	(14,395)	(15,625)
Borrowings on line of credit	—	30,000
Repayments on line of credit	(91,500)	(30,000)
Taxes paid related to net shares settlement of equity awards	(4,820)	—
Proceeds from stock option exercises	2,243	2,810
Net cash (used in) provided by financing activities	(128,135)	6,785
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	(1,597)	1,806
Change in cash, cash equivalents, and restricted cash	(69,341)	(34,360)
Cash, cash equivalents, and restricted cash, beginning of period	192,890	149,338
Cash, cash equivalents, and restricted cash, end of period	$123,549	$114,978

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

Reclassification

During the fourth quarter of 2017, the Company made an accounting policy election to present changes in the fair value of contingent consideration as part of income from operations within transaction-related costs on the consolidated condensed statements of operations. The Company recasted the $0.1 million change in fair value of contingent consideration for the three and six months ended June 30, 2017, that was previously included in other expense, net on the consolidated condensed statements of operations.

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

The impact of adoption to the Company's consolidated condensed statements of operations for the three months ended June 30, 2018 is as follows (in thousands):

	As Reported	Reclassification from adoption of ASC 606	Impact from adoption of ASC 606	Balances without adoption of ASC 606
Revenue:
Revenue	$722,841	$(658,263)	$(64,578)	$—

Service revenue	—	574,981	—	574,981
Reimbursement revenue	—	83,282	—	83,282
Total revenue	722,841	—	(64,578)	658,263
Operating expenses:
Direct costs	381,655	—	—	381,655
Reimbursable out-of-pocket costs	83,282	—	—	83,282
Reimbursable investigator fees	63,885	—	(63,885)	—
Selling, general and administrative expenses	91,169	—	—	91,169
Transaction-related costs	450	—	—	450
Depreciation and amortization	28,554	—	—	28,554
Loss on disposal of fixed assets, net	50	—	—	50
Income from operations	$73,796	$—	$(693)	$73,103

The impact of adoption to the Company's consolidated condensed statements of operations for the six months ended June 30, 2018 is as follows (in thousands):

	As Reported	Reclassification from adoption of ASC 606	Impact from adoption of ASC 606	Balances without adoption of ASC 606
Revenue:
Revenue	$1,424,678	$(1,294,624)	$(130,054)	$—

Service revenue	—	1,134,901	—	1,134,901
Reimbursement revenue	—	159,723	—	159,723
Total revenue	1,424,678	—	(130,054)	1,294,624
Operating expenses:
Direct costs	763,087	—	—	763,087
Reimbursable out-of-pocket costs	159,723	—	—	159,723
Reimbursable investigator fees	128,452	—	(128,452)	—
Selling, general and administrative expenses	182,871	—	—	182,871
Transaction-related costs	(11,128)	—	—	(11,128)
Depreciation and amortization	55,893	—	—	55,893
Loss on disposal of fixed assets, net	36	—	—	36
Income from operations	$145,744	$—	$(1,602)	$144,142

Periods presented prior to adoption have been recast to conform with the presentation of a single revenue total in the consolidated condensed statement of operations. Previously, the three months ended June 30, 2017 included service revenue of $457.9 million, reimbursement revenue of $75.8 million, and excluded $67.6 million in investigator fees which were reported net of costs incurred. The six months ended June 30, 2017 included service revenue of $885.0 million and reimbursement revenue of $136.5 million, and excluded $123.1 million in investigator fees which were reported net of costs incurred.

In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting,” which provides guidance about wha

t changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC Topic 718, “Stock Compensation.” The amendments to ASU No. 2017-09 went into effect for reporting periods beginning after December 15, 2017. The adoption of ASU No. 2017-09 did not have a material impact on the Company's consolidated condensed financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, it should be treated as an acquisition or disposition of an asset. The amendments to ASU No. 2017-01 went into effect for fiscal years beginning after December 15, 2017. The adoption of ASU No. 2017-01 did not have a material impact on the Company's consolidated condensed financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The provisions of ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has established an implementation team to assist with the adoption of the new standard. The evaluation and implementation process is ongoing and is expected to continue through the remainder of 2018 as the Company performs an analysis of its lease portfolio to identify potential differences from its current accounting policies, and as it reviews the business processes, systems and controls required to support recognition and disclosure under the new standard. The Company expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability.

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Act. The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The Amendment to ASU No. 2018-02 are effective for the reporting period beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2018-02 on the Company's consolidated financial statements.

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

The estimated total contract costs at the project level are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are identified. Contract costs consist primarily of direct labor and other reimbursable project-related costs such as travel, third-party vendor costs and investigator fees.

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

The Company's Data Solutions segment enters into contracts with some of its larger data suppliers that involve non-monetary terms. The Company will issue purchase credits to be used toward the data supplier's purchase of the Company's services. In exchange, the Company receives monetary discounts on the data received from the data suppliers. The fair value of the revenue earned from the customer purchases is determined based on similar product offerings to other customers. At the end of the contract year, any unused purchase credits may be forfeited or carried over to the next contract year based on the terms of the data supplier contract. For the three and six months ended June 30, 2018, the Company recognized service in kind revenue of $4.0 million and $9.8 million, respectively, from these transactions, which is included in revenue in the accompanying consolidated condensed statements of operations.

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
Performance Obligations
Revenue recognized for the three and six months ended June 30, 2018 from services completed in prior periods was $11.8 million and $12.1 million, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $4.4 billion as of June 30, 2018; this amount includes reimbursement revenue and investigator fees. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

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

(3) Business Combinations

Symphony Health Solutions, Inc.

On September 6, 2017, the Company acquired all of the outstanding equity interest of Symphony Health Solutions, Inc., or Symphony Health, a provider of data and analytics to help professionals understand the full market lifecycle of products offered for sale by companies in the pharmaceutical industry, for $539.4 million in cash and contingent consideration, which was not capped, in the form of potential earn-out payments based on a multiple of future earnings for the twelve-month periods ending December 2017 and December 2018. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research and commercialization process with technologies that provide data and analytics.

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

During the three months ended March 31, 2018, the Company made the year-end 2017 preliminary earn-out payment, which totaled $114.7 million that was recognized at December 31, 2017. During the three months ended June 30, 2018, the Company and the sellers of Symphony Health finalized the 2017 earn-out calculation and the actual 2017 earn-out payment was adjusted to $112.8 million. As a result, the Company recorded a $1.9 million reduction to transaction-related costs during the three and six months ended June 30, 2018, and a $1.9 million reduction to accrued expenses and other current liabilities in the consolidated condensed balance sheet as of June 30, 2018.

As of June 30, 2018, the 2018 earn-out liability totaled $41.0 million, which is included in accrued expenses in the consolidated condensed balance sheet. The 2018 earn-out payment, which is based on 2018 earnings and is payable in the first quarter of 2019, could range from $0 to approximately $110.2 million. The Company recorded a $1.9 million increase to the fair value of the 2018 earn-out liability during the three months ended June 30, 2018, and a $9.7 million decrease to the fair value of the 2018 earn-out liability during the six months ended June 30, 2018, which is included in transaction-related costs in the consolidated condensed statement of operations.

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

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed no later than one year from the acquisition date in accordance with GAAP.

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

The Company’s fair value of the net assets acquired as part of the TDC joint venture transaction at the closing date of the business combination is as follows (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$8,120
Other current assets	1,671
Other assets	799
Accounts payable and accrued expenses	(2,380)
Estimated fair value of net assets acquired	8,210
PRA purchase price	5,440
Fair value of Takeda's noncontrolling interest	5,440
Total goodwill	$2,670

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

The acquisition of Parallel 6 was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $31.3 million of goodwill, which was assigned to the Clinical Research segment and is not deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing information technology operations. Since December 31, 2017, goodwill decreased by $1.1 million, primarily as a result of adjustments made to the acquired income tax balances.

The Company’s purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$132
Accounts receivable and unbilled services	929
Other current assets	26
Software intangible	15,500	5 years
Other intangibles	920	5 years
Accounts payable and accrued expenses	(780)
Advanced billings	(692)
Other long-term liabilities	(31)
Estimated fair value of net assets acquired	16,004
Purchase price, including contingent consideration	47,339
Total goodwill	$31,335

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$6,828	$—	$6,828
Marketable securities	222	—	—	222
Total	$222	$6,828	$—	$7,050
Liabilities:
Contingent consideration	$—	$—	$40,960	$40,960
Total	$—	$—	$40,960	$40,960

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

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the six months ended June 30, 2018 (in thousands):

	Contingent Consideration - Accrued expenses and other current liabilities	Contingent Consideration - Other long-term liabilities
Balance at December 31, 2017	$—	$50,644
Reclassification adjustment	50,644	(50,644)
Change in fair value recognized in transaction-related costs	(9,684)	—
Balance at June 30, 2018	$40,960	$—

The $41.0 million balance at June 30, 2018, which was valued using a Monte Carlo simulation, relates to the 2018 earn-out payment to Symphony Health and is based on its future adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA. Key assumptions include (1) a discount rate of 8%, (2) a volatility rate of 31%, and (3) probability adjusted level of Adjusted EBITDA of $53.3 million for the year ended December 31, 2018. Refer to Note 3 for additional discussion of the Symphony Health acquisition.

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

As of June 30, 2018, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $2,247.0 million were identified as Level 3. These assets are comprised of goodwill of $1,503.1 million and identifiable intangible assets, net of $743.9 million.

Refer to Note 8, Revolving Credit Facilities and Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

(5) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, contract assets and derivatives. As of June 30, 2018, substantially all of the Company’s cash and cash equivalents and derivatives were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Revenue from individual customers greater than 10% of consolidated revenue in the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer A	—%	10.6%	—%	10.9%

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	June 30,	December 31,
	2018	2017
Customer A	12.4%	11.5%
Customer B	10.2%	—%

(6) Accounts Receivable, Unbilled Services and Advanced Billings

Accounts receivable and unbilled services were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Accounts receivable	$461,369	$457,676
Unbilled services	143,466	170,760
Total accounts receivable and unbilled services	604,835	628,436
Less allowance for doubtful accounts	(1,975)	(1,433)
Total accounts receivable and unbilled services, net	$602,860	$627,003

Unbilled services as of June 30, 2018 includes $68.0 million of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. The increase in contract assets from December 31, 2017 to June 30, 2018 was due to the adoption of ASC 606. Impairment losses on contract assets were immaterial in the six months ended June 30, 2018.

Advanced billings were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Advanced billings	$454,292	$469,211

The $14.9 million decrease in advanced billings from December 31, 2017 to June 30, 2018 was primarily due to the adoption of ASC 606 and the timing of payments. During the six months ended June 30, 2018, the Company recognized revenue of $373.2 million related to advanced billings recorded as of January 1, 2018.

(7) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2017	$1,036,443	$475,981	$1,512,424
Adjustments to Parallel 6 purchase price allocation	(1,117)	—	(1,117)
Currency translation	(8,228)	—	(8,228)
Balance at June 30, 2018	$1,027,098	$475,981	$1,503,079

There are no accumulated impairment charges as of June 30, 2018 and December 31, 2017.

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$560,909	$(87,880)	$473,029	$565,638	$(72,133)	$493,505
Customer backlog	122,447	(120,881)	1,566	123,746	(120,583)	3,163
Trade names (finite-lived)	28,533	(11,039)	17,494	28,558	(9,265)	19,293
Patient list and other intangibles	44,474	(27,674)	16,800	44,474	(24,226)	20,248
Database	137,100	(20,053)	117,047	137,100	(7,544)	129,556
Non-competition agreements	2,725	(2,725)	—	2,767	(2,706)	61
Total finite-lived intangible assets	896,188	(270,252)	625,936	902,283	(236,457)	665,826

Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$1,014,198	$(270,252)	$743,946	$1,020,293	$(236,457)	$783,836

Amortization expense was $18.0 million and $36.1 million for the three and six months ended June 30, 2018, respectively, and $9.3 million and $18.2 million for the three and six months ended June 30, 2017, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2018 (remaining)	$35,598
2019	68,867
2020	69,246
2021	64,133
2022	49,741
2023 and thereafter	338,351
Total	$625,936

(8) Revolving Credit Facilities and Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Term loans, first lien	$1,126,533	$1,140,927
Accounts receivable financing agreement	180,000	120,000
Total debt	1,306,533	1,260,927
Less current portion of long-term debt	(28,789)	(28,789)
Total long-term debt	1,277,744	1,232,138
Less debt issuance costs	(5,903)	(6,741)
Total long-term debt, net	$1,271,841	$1,225,397

Principal payments on long-term debt are due as follows (in thousands):

Current maturities of long-term debt:
2018 (remaining)	$14,395
2019	28,789
2020	28,789
2021	1,234,560
Total	$1,306,533

2016 Credit Facilities

As collateral for borrowings under the senior secured credit facilities, or 2016 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of wholly-owned U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The 2016 Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the 2016 Credit Facilities, subject to compliance with applicable law, as of June 30, 2018 and December 31, 2017, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The 2016 Credit Facilities also contains customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.00% to 2.00%, in the case of LIBOR loans, and 0.00% to 1.00%, in the case of ABR loans. The Company has the option of 1, 2, 3 or 6 month base interest rates. For the six months ended June 30, 2018, the weighted average interest rate on the first lien term loan was 3.92%.

Revolving Credit Facilities

The Company’s revolving credit facilities provide for $225.0 million of potential borrowings and expire on December 6, 2021. The interest rate on the revolving credit facilities is based on the LIBOR with a 0% LIBOR floor or ABR, at the election of the Company, plus an applicable margin, based on the leverage ratio of the Company. The Company, at its discretion, may elect interest periods of 1, 2, 3 or 6 months. The Company is required to pay to the lenders a commitment fee for unused commitments of 0.2% to 0.4% based on the Company’s debt-to-EBITDA ratio. At June 30, 2018, the Company had no outstanding borrowings under the revolving credit facilities. At December 31, 2017, the Company had $91.5 million outstanding borrowings under the revolving credit facilities. In addition, at June 30, 2018 and December 31, 2017, the Company had $5.1 million and $4.9 million, respectively, in letters of credit outstanding, which are secured by the revolving credit facilities.

Accounts Receivable Financing Agreement

On May 31, 2018, the Company amended its receivable financing agreement, which the Company refers to as the "accounts receivable financing agreement." The amendment increased the accounts receivable financing agreement's borrowing capacity to $200.0 million, decreased the applicable margin from 1.60% to 1.25%, and extended the termination date to May 31, 2021, unless terminated earlier pursuant to its terms. The Company had $180.0 million and $120.0 million outstanding on the accounts receivable financing agreement as of June 30, 2018 and December 31, 2017, respectively; the additional borrowings during 2018 were used to repay amounts outstanding on the Company's revolving credit facilities.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.25%. The Company may prepay loans upon one business day's prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. For the six months ended June 30, 2018, the weighted average interest rate on the accounts receivable financing agreement was 3.48%.

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

At June 30, 2018 and December 31, 2017, there was $20.0 million of remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,303.7 million and $1,352.4 million at June 30, 2018 and December 31, 2017, respectively. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 3 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(9) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

Noncontrolling Interest

Below is a summary of noncontrolling interest for the six months ended June 30 (in thousands):

	2018	2017
Balance as of January 1,	$5,710	$—
Investment by noncontrolling interest	—	5,440
Comprehensive income
Net income	539	112
Foreign currency adjustments, net of income tax	91	(62)
Balance as of June 30,	$6,340	$5,490

(10) Stock-Based Compensation

Stock Option and RSA/RSU Activity

The 2018 Stock Incentive Plan, or the 2018 Plan, was approved by stockholders at the annual meeting on May 31, 2018. The 2018 Plan allows for the issuance of stock options, stock appreciation rights, restricted shares and restricted stock units, other stock-based awards, and performance compensation awards as permitted by applicable laws. The 2018 Plan authorized the issuance of 2,000,000 shares of common stock plus all shares that remained available under the prior plan on May 31, 2018.

The Company granted 380,000 service-based options and 118,228 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $11.2 million and $10.2 million, respectively, during the six months ended June 30, 2018.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding December 31, 2017	5,245,625	$39.14	7.6	$272.4
Granted	380,000	84.48
Exercised	(674,543)	16.30
Expired or forfeited	(180,210)	50.86
Outstanding June 30, 2018	4,770,872	$45.39	7.5	$228.2
Exercisable June 30, 2018	1,796,502	$15.54	5.8	$138.6

The Company’s RSAs/RSUs activity in 2018 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested December 31, 2017	309,538	$46.76	$28.2
Granted	118,228	85.96
Forfeited	(1,000)	58.95
Vested	(153,994)	30.90
Unvested June 30, 2018	272,772	$72.66	$25.5

Employee Stock Purchase Plan

In April 2017, the Board of Directors approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year with the compensation committee having the right to establish different offering periods. The Company recognized stock-based compensation expense of $0.8 million and $1.6 million associated with the ESPP during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, there have been no shares issued and 3,000,000 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct costs	$2,326	$705	$4,448	$1,252
Selling, general and administrative	4,073	1,602	8,250	2,984
Total stock-based compensation expense	$6,399	$2,307	$12,698	$4,236

(11) Income Taxes

The Company’s effective income tax rate was 30.1% and 24.8% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2017 included the effect of a release of a valuation allowance on the Company’s net federal deferred tax assets, which was fully reversed within 2017. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2018 is primarily due to (i) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI, (ii) the U.S. inclusion of amounts related to the estimated base erosion anti abuse tax, or BEAT, and (iii) income from foreign subsidiaries being taxed at rates higher than the U.S. statutory rate.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative untaxed foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Act at the date of enactment and additional measurement period adjustments related to the 2017 transition tax in our quarterly income tax provision in accordance with our understanding of the Act including recently-released guidance. As a result, the Company has recorded $3.6 million as additional income tax expense for the six months ended June 30, 2018 relating to the impact of adjustments to the Company’s December 31, 2017 transition tax provisional amounts, of which a $3.4 million benefit relates to adjustments made in the second quarter of 2018. The adjustment to the provisional amount related to opting to offset the one-time transition tax on the mandatory deemed repatriation of untaxed foreign earnings with current losses and prior year net operating losses in lieu of utilizing foreign tax credits. The Company is continuing to analyze the overall impact of the transition tax inclusion and will update the provisional estimate as it completes its analysis during the measurement period. Due to the complexity of the new law, the Company is still in the process of investigating the related accounting implications. Specifically, for the GILTI tax the Company intends to make an accounting policy decision around whether to account for GILTI as a period cost in the relevant period, or to record deferred taxes related to the basis in the Company’s foreign subsidiaries once additional guidance is available for assessment. Anticipated amounts for GILTI have been included as a component of current tax expense in the Company’s second quarter annual effective tax rate calculation. The Company is currently projecting to be subject to BEAT for 2018. Pursuant to relevant FASB guidance, the Company has accounted for BEAT as a current expense and recorded U.S. deferred tax assets and liabilities at the regular statutory rate for the period ended June 30, 2018. Adjustments to the recorded provisional amounts or changes resulting from the issuance of additional guidance will be reflected in the period when the Company's analysis is updated or in the period the additional guidance is issued, respectively.

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. There were no material changes to the unrecognized tax benefits during the three and six months ended June 30, 2018.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $4.7 million at June 30, 2018, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $4.7 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. In September 2017, a judge from the Superior Court of Justice of Brazil denied relief to the City of Sao Paulo's appeal and upheld the lower court's ruling in the favor of the Company for the years 2005 to 2012, and in the period from January to October 2013. The judge from the Superior Court of Justice of Brazil also ruled that the Company must appeal the lower court's verdict for October 2013 and the subsequent periods as the Judiciary Court of Justice of the State of Sao Paulo only reviewed the facts that pertained to the period before October 2013. The Company expects to recover the full amount of the deposit when the case is settled.

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

On January 5, 2018, the Company entered into two new interest rate swaps in order to manage its cash flow exposure to variable rate debt and also to replace an interest rate swap maturing in September 2018. The first interest rate swap has an aggregate notional amount of $375.0 million and a fixed payment rate of 2.2% offsetting a one-month LIBOR variable rate with an effective date of January 8, 2018, and a maturity date of December 6, 2020. The second interest rate swap has an aggregate notional amount of $250.0 million and a fixed payment rate of 2.3% offsetting a one-month LIBOR variable rate with an effective date of September 6, 2018, and a maturity date of September 6, 2020.

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of June 30, 2018 and December 31, 2017 (in thousands):

		June 30, 2018		December 31, 2017
	Balance Sheet Classification	Notional amount	Asset/ (Liability)	Notional amount	Asset/ (Liability)
Derivatives in an asset position:	Other current assets	$250,000	$380	$250,000	$428
	Other assets	625,000	6,448	—	—
		$875,000	$6,828	$250,000	$428

The Company records the effective portion of any change in the fair value of derivatives designated as hedging instruments under ASC 815 to accumulated other comprehensive loss in the Company's consolidated condensed balance sheet, net of deferred taxes, and will later reclassify into earnings when the hedged item affects earnings or is no longer expected to occur. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or no longer qualify for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period.

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2018	2017	2018	2017
Amount of pre-tax gain (loss) recognized in other comprehensive income	$2,502	$(245)	$6,195	$(67)
Amount of loss recognized in other expense, net on derivatives (ineffective portion)	—	—	—	(1)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	(1,519)	(1,725)	(3,517)	(3,416)

The Company expects that $5.1 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(14) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2017	$(117,180)	$(19,290)	$(136,470)
Other comprehensive income before reclassifications	(19,277)	4,572	(14,705)
Reclassification adjustments	—	2,596	2,596
Balance at June 30, 2018	$(136,457)	$(12,122)	$(148,579)

Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound and Euro exchange rates against the U.S. dollar. The U.S. dollar strengthened by 2.5%, 2.8%, 4.9%, and 8.2% versus the British pound, Euro, Canadian dollar, and Russian ruble, respectively, between December 31, 2017 and June 30, 2018. The movement in the British pound, Euro, Canadian dollar, and Russian ruble represented $1.4 million, $9.4 million, $2.8 million,and $2.2 million, respectively, out of the $19.3 million foreign currency translation adjustment during the six months ended June 30, 2018. The remaining foreign currency translation adjustment is primarily attributable to the U.S. dollar’s strengthening against the Canadian dollar.

Accumulated earnings of the Company’s U.K. subsidiary totaling $375.4 million have been previously taxed in the U.S. or were deemed to have been repatriated as part of the one-time transition tax under the Act enacted December 22, 2017. The Company has deemed a corresponding amount of intercompany accounts between its U.S. and U.K. subsidiaries to be of a long-term investment nature; these balances have been remeasured to foreign currency translation during the six months ended June 30, 2018.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	63,874	62,232	63,702	61,908
Effect of dilutive stock options and other awards under share-based compensation programs	2,204	3,495	2,418	3,678
Diluted weighted average common shares outstanding	66,078	65,727	66,120	65,586

Anti-dilutive shares	2,086	141	2,011	195

The dilutive and anti-dilutive shares disclosed above were calculated using the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of RSAs/RSUs, reduced by the repurchase of shares with the proceeds from the assumed exercises, and unrecognized compensation expense for outstanding awards.

(16) Segments

Subsequent to the acquisition of Symphony Health, the Company is managed through two reportable segments: (i) the Clinical Research segment and (ii) the Data Solutions segment. In accordance with the provisions of ASC 280, "Segment Reporting", the Company's chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

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

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Clinical Research	Data Solutions	Total	Total
Revenue	$664,709	$58,132	$722,841	$533,724

Direct costs	340,033	41,622	381,655	300,611
Reimbursable out-of-pocket costs	83,282	—	83,282	75,782
Reimbursable investigator fees	63,885	—	63,885	—
Gross profit	177,509	16,510	194,019	157,331
Less expenses not allocated to segments:
Selling, general and administrative expenses			91,169	76,195
Transaction-related costs			450	35
Depreciation and amortization			28,554	16,101
Loss on disposal of fixed assets, net			50	150
Income from operations			73,796	64,850
Interest expense, net			(14,612)	(10,004)
Foreign currency gains (losses), net			476	(14,956)
Other income (expense), net			66	(65)
Income before income taxes and equity in income of unconsolidated joint ventures			$59,726	$39,825

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Clinical Research	Data Solutions	Total	Total
Revenue	$1,309,783	$114,895	$1,424,678	$1,021,484

Direct costs	680,878	82,209	763,087	588,123
Reimbursable out-of-pocket costs	159,723	—	159,723	136,462
Reimbursable investigator fees	128,452	—	128,452	—
Gross profit	340,730	32,686	373,416	296,899
Less expenses not allocated to segments:
Selling, general and administrative expenses			182,871	150,463
Transaction-related costs			(11,128)	75
Depreciation and amortization			55,893	31,293
Loss on disposal of fixed assets, net			36	232
Income from operations			145,744	114,836
Interest expense, net			(29,437)	(19,531)
Foreign currency gains (losses), net			393	(22,210)
Other expense, net			(133)	(205)
Income before income taxes and equity in income of unconsolidated joint ventures			$116,567	$72,890

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$435,362	$58,132	$493,494	$851,628	$114,895	$966,523
Other	11,958	—	11,958	23,950	—	23,950
Total Americas	447,320	58,132	505,452	875,578	114,895	990,473
Europe, Africa, and Asia-Pacific
United Kingdom	171,839	—	171,839	346,190	—	346,190
Netherlands	30,533	—	30,533	59,006	—	59,006
Other	15,017	—	15,017	29,009	—	29,009
Total Europe, Africa, and Asia-Pacific	217,389	—	217,389	434,205	—	434,205
Total revenue	$664,709	$58,132	$722,841	$1,309,783	$114,895	$1,424,678

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

How We Assess the Performance of Our Business

The Company is managed through two reportable segments: (i) the Clinical Research segment and (ii) the Data Solutions segment. Our chief operating decision maker uses gross profit as the primary measure of each segment's operating results in order to allocate resources and in assessing the Company's performance. In addition to our financial measures in conformity with U.S. generally accepted accounting principles, or GAAP, including revenue, costs and expenses and other measures discussed below, we review various financial and operational metrics. For our Clinical Research segment we review new business awards, cancellations, and backlog.

Our gross new business awards for our Clinical Research segment for the six months ended June 30, 2018 and 2017 were $1,518.8 million and $1,330.9 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable out-of-pocket costs or reimbursable investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the six months ended June 30, 2018 and 2017 we had $198.6 million and $162.9 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at June 30, 2018 and 2017 was $3.9 billion and $3.3 billion, respectively.

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

Direct Costs

For our Clinical Research segment, direct costs consist primarily of labor‑related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 96.0% and 96.3% for the six months ended June 30, 2018 and 2017, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 4.6% and 6.0% of the Clinical Research segment's total direct costs for the six months ended June 30, 2018 and 2017, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 4.0% and 3.7% for the six months ended June 30, 2018 and 2017, respectively.

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 73.1% for the six months ended June 30, 2018. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 20.1% of the Data Solutions segment's total direct costs for the six months ended June 30, 2018. Our remaining direct costs are items such as travel, meals, and supplies and were 6.8% of the Data Solutions segment's total direct costs for the six months ended June 30, 2018.

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

Transaction-related Costs

Transaction-related costs for the six months ended June 30, 2018 and 2017, includes fees associated with the amendment to our accounts receivable financing agreement, the costs associated with earn-out liabilities that are charged to earnings, and includes the change in the fair value of acquisition-related contingent consideration.

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

In addition, our effective income tax rate is influenced by U.S. tax law which has been substantially modified by the U.S. Tax Cuts and Jobs Act of 2017, or the Act. The following provisions of the Act could have an adverse effect on our tax rate if it is determined that the provisions are applicable to the Company:

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

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative untaxed foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act at the date of enactment and additional measurement period adjustments related to the 2017 transition tax in our quarterly income tax provision in accordance with our understanding of the Act including recently-released guidance. As a result, we have recorded $3.6 million as additional income tax expense for the six months ended June 30, 2018 relating to the impact of adjustments to our December 31, 2017 transition tax provisional amounts, of which $3.4 million benefit related to adjustments made in the second quarter of 2018. The adjustment to the provisional amount related to opting to offset the one-time transition tax on the mandatory deemed repatriation of untaxed foreign earnings with current losses and prior year net operating losses in lieu of utilizing foreign tax credits. We are continuing to analyze the overall impact of the transition tax inclusion and will update the provisional estimate as we complete our analysis during the measurement period. Due to the complexity of the new law, we are still in the process of investigating the related accounting implications. Specifically, for the global intangible low-taxed income, or GILTI, tax we intend to make an accounting policy decision around whether to account for GILTI as a period cost in the relevant period, or to record deferred taxes related to the basis in our foreign subsidiaries once additional guidance is available for assessment. Anticipated amounts for GILTI have been included as a component of current tax expense in our second quarter annual effective tax rate calculation. We are currently projecting to be subject to the estimated base erosion anti abuse tax, or BEAT, for 2018. Pursuant to relevant Financial Accounting Standards Board guidance, we have accounted for BEAT as a current expense and recorded U.S. deferred tax assets and liabilities at the regular statutory rate for the period ended June 30, 2018. Adjustments to the recorded provisional amounts or changes resulting from the issuance of additional guidance will be reflected in the period when the Company's analysis is updated or in the period the additional guidance is issued, respectively.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. dollars per:
Euro	1.19	1.10	1.21	1.08
British pound	1.36	1.28	1.38	1.26

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

		Change
	Three Months Ended June 30, 2017	$ Change	Adoption of ASC 606 (1)	Three Months Ended June 30, 2018
(in thousands)
Revenue
Service revenue	$457,942	$117,039	$—
Reimbursement revenue - out-of-pocket costs	75,782	7,500	—
Total revenue	533,724	124,539	64,578	$722,841
Operating expenses
Direct costs	300,611	81,044	—	381,655
Reimbursable out-of-pocket costs	75,782	7,500	—	83,282
Reimbursable investigator fees	—	—	63,885	63,885
Selling, general and administrative	76,195	14,974	—	91,169
Transaction-related costs	35	415	—	450
Depreciation and amortization	16,101	12,453	—	28,554
Loss on disposal of fixed assets	150	(100)	—	50
Income from operations	64,850	8,253	693	73,796
Interest expense, net	(10,004)	(4,608)	—	(14,612)
Foreign currency (losses) gains, net	(14,956)	15,432	—	476
Other (expense) income, net	(65)	131	—	66
Income before income taxes and equity in income of unconsolidated joint ventures	39,825	19,208	693	59,726
Provision for income taxes	10,193	7,094	203	17,490
Income before equity in income of unconsolidated joint ventures	29,632	12,114	490	42,236
Equity in income of unconsolidated joint ventures, net of tax	26	20	—	46
Net income	29,658	12,134	490	42,282
Net income attributable to noncontrolling interest	(112)	(193)	—	(305)
Net income attributable to PRA Health Sciences, Inc.	$29,546	$11,941	$490	$41,977
(1) See Note 1, Basis of Presentation, to our consolidated condensed financial statements for information about the adoption of ASC 606.

Revenue increased by $189.1 million, or 35.4%, from $533.7 million during the three months ended June 30, 2017 to $722.8 million during the three months ended June 30, 2018. Revenue for the three months ended June 30, 2018 includes $64.6 million in reimbursable investigator fees and adjustments to revenue as a result of the adoption of ASC 606. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, revenue increased $117.0 million. Revenue for the three months ended June 30, 2018 benefited from an increase in billable hours, an increase in the effective rate of hours billed on our studies, a favorable impact of $5.2 million from foreign currency exchange rate fluctuations, and an increase of $58.1 million due to the acquisition of Symphony Health Solutions, Inc., Symphony Health, which was completed on September 6, 2017. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs increased by $81.0 million, or 27.0%, from $300.6 million during the three months ended June 30, 2017 to $381.7 million during the three months ended June 30, 2018. Salaries and related benefits in our Clinical Research segment increased $36.4 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth and includes an unfavorable impact of $5.3 million from foreign currency exchange rate fluctuations. The addition of our Data Solutions segment resulted in $41.6 million of incremental direct costs during the second quarter of 2018. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, direct costs as a percentage of revenue were 66.4% and 65.6% during the three months ended June 30, 2018 and 2017, respectively. The increase in direct costs as a percentage of revenue was primarily due to the aforementioned increase in salaries and related benefits.

Reimbursable out-of-pocket costs increased by $7.5 million from $75.8 million during the three months ended June 30, 2017 to $83.3 million during the three months ended June 30, 2018. Reimbursable investigator fees were $63.9 million during the three months ended June 30, 2018. Reimbursable investigator fees were recorded on a net basis prior to our adoption of ASC 606, and therefore we did not record any reimbursable investigator fees during the three months ended June 30, 2017. We believe that the fluctuations in reimbursable costs from period to period are not meaningful to our underlying performance over the full term of the contract.

Selling, general and administrative expenses increased by $15.0 million, or 19.7%, from $76.2 million during the three months ended June 30, 2017 to $91.2 million during the three months ended June 30, 2018. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits as we continue to hire staff to support our growing business and increased facility costs related to additional office space needed for our growth. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, selling, general and administrative expenses as a percentage of revenue were 15.9% and 16.6% during the three months ended June 30, 2018 and 2017, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily related to our continued efforts to effectively leverage our selling and administrative functions.

Transaction-related costs represent fees associated with the amendment to our accounts receivable financing agreement. During the three months ended June 30, 2018, we incurred $0.5 million of third-party fees associated with the amendment to our accounts receivable financing agreement.

Depreciation and amortization expense increased by $12.5 million, or 77.3%, from $16.1 million during the three months ended June 30, 2017 to $28.6 million during the three months ended June 30, 2018. The increase in depreciation and amortization expense is primarily due to the continued amortization of our acquired intangibles, which increased as a result of the Symphony Health acquisition in September 2017.

Interest expense, net, increased by $4.6 million, or 46.1%, from $10.0 million during the three months ended June 30, 2017 to $14.6 million during the three months ended June 30, 2018. The $550.0 million incremental borrowing during September 2017 to fund the Symphony Health acquisition contributed to an increase of $4.9 million in interest expense.

Foreign currency gains (losses), net, changed by $15.4 million from foreign currency losses of $15.0 million during the three months ended June 30, 2017 to foreign currency gains of $0.5 million during the three months ended June 30, 2018. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended June 30, 2018, foreign currency gains were primarily due to the U.S. dollar strengthening against the GBP, EUR, Canadian dollar, or CAD, and Russian ruble, or RUB, by 6.3%, 5.4%, 2.3% and 8.8%, respectively, offset by the reclassification of certain intercompany balances that were deemed to be of a long-term investment nature. During the three months ended June 30, 2017, foreign currency losses were primarily due to the U.S. dollar weakening against the GBP, EUR, and CAD, by 3.6%, 6.8%, and 2.5%, respectively.

Provision for income taxes increased by $7.3 million from $10.2 million during the three months ended June 30, 2017 to $17.5 million during the three months ended June 30, 2018. Our effective tax rate was 25.6% and 29.3% during the three months ended June 30, 2017 and 2018, respectively. The increase in the effective tax rate of 3.7% was primarily attributable to (i) the U.S. inclusion of amounts related to the estimated tax on GILTI, (ii) the U.S. inclusion of the estimated amounts related to BEAT, and (iii) the inclusion of the effect of the release of the valuation allowance on the Company’s net federal deferred tax assets during the three months ended June 30, 2017.

Consolidated Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

		Change
	Six Months Ended June 30, 2017	$ Change	Adoption of ASC 606 (1)	Six Months Ended June 30, 2018
(in thousands)
Revenue
Service revenue	$885,022	$249,879	$—
Reimbursement revenue - out-of-pocket costs	136,462	23,261	—
Total revenue	1,021,484	273,140	130,054	$1,424,678
Operating expenses
Direct costs	588,123	174,964	—	763,087
Reimbursable out-of-pocket costs	136,462	23,261	—	159,723
Reimbursable investigator fees	—	—	128,452	128,452
Selling, general and administrative	150,463	32,408	—	182,871
Transaction-related costs	75	(11,203)	—	(11,128)
Depreciation and amortization	31,293	24,600	—	55,893
Loss on disposal of fixed assets	232	(196)	—	36
Income from operations	114,836	29,306	1,602	145,744
Interest expense, net	(19,531)	(9,906)	—	(29,437)
Foreign currency (losses) gains, net	(22,210)	22,603	—	393
Other expense, net	(205)	72	—	(133)
Income before income taxes and equity in income of unconsolidated joint ventures	72,890	42,075	1,602	116,567
Provision for income taxes	18,076	16,586	482	35,144
Income before equity in income of unconsolidated joint ventures	54,814	25,489	1,120	81,423
Equity in income of unconsolidated joint ventures, net of tax	68	6	—	74
Net income	54,882	25,495	1,120	81,497
Net income attributable to noncontrolling interest	(112)	(427)	—	(539)
Net income attributable to PRA Health Sciences, Inc.	$54,770	$25,068	$1,120	$80,958
(1) See Note 1, Basis of Presentation, to our consolidated condensed financial statements for information about the adoption of ASC 606.

Revenue increased by $403.2 million, or 39.5%, from $1,021.5 million during the six months ended June 30, 2017 to $1,424.7 million during the six months ended June 30, 2018. Revenue for the six months ended June 30, 2018 includes $130.1 million in reimbursable investigator fees and adjustments to revenue as a result of the adoption of ASC 606. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, revenue increased $249.9 million. Revenue for the six months ended June 30, 2018 benefited from an increase in billable hours, an increase in the effective rate of hours billed on our studies, a favorable impact of $16.5 million from foreign currency exchange rate fluctuations, and an increase of $114.9 million due to the acquisition of Symphony Health which was completed on September 6, 2017. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs increased by $175.0 million, or 29.7%, from $588.1 million during the six months ended June 30, 2017 to $763.1 million during the six months ended June 30, 2018. Salaries and related benefits in our Clinical Research segment increased $87.3 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth and includes an unfavorable impact of $19.3 million from foreign currency exchange rate fluctuations. The addition of our Data Solutions segment resulted in $82.2 million of incremental direct costs during the six months ended June 30, 2018. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, direct costs as a percentage of revenue were 67.2% and 66.5% during the six months ended June 30, 2018 and 2017, respectively. The increase in direct costs as a percentage of revenue was primarily due to the aforementioned increase in salaries and related benefits.

Reimbursable out-of-pocket costs increased by $23.3 million from $136.5 million during the six months ended June 30, 2017 to $159.7 million during the six months ended June 30, 2018. Reimbursable investigator fees were $128.5 million during the six months ended June 30, 2018. Reimbursable investigator fees were recorded on a net basis prior to our adoption of ASC 606, and therefore we did not record any reimbursable investigator fees during the six months ended June 30, 2017. We believe that the fluctuations in reimbursable costs from period to period are not meaningful to our underlying performance over the full term of the contract.

Selling, general and administrative expenses increased by $32.4 million or 21.5%, from $150.5 million during the six months ended June 30, 2017 to $182.9 million during the six months ended June 30, 2018. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits as we continue to hire staff to support our growing business and increased facility costs related to additional office space needed for our growth. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, selling, general and administrative expenses as a percentage of revenue were 16.1% and 17.0% during the six months ended June 30, 2018 and 2017, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily related to our continued efforts to effectively leverage our selling and administrative functions.

Transaction-related costs represent changes in the fair value of contingent consideration related to our recent acquisitions and fees associated with the amendment to our accounts receivable financing agreement. During the six months ended June 30, 2018, we recorded an $11.6 million reduction to the earn-out liabilities associated with the Symphony Health acquisition, which reflects updates to the current estimate and is offset by $0.5 million of third-party fees associated with the amendment to our accounts receivable financing agreement.

Depreciation and amortization expense increased by $24.6 million, or 78.6%, from $31.3 million during the six months ended June 30, 2017 to $55.9 million during the six months ended June 30, 2018. The increase in depreciation and amortization expense is primarily due to the continued amortization of our acquired intangibles, which increased as a result of the Symphony Health acquisition in September 2017.

Interest expense, net, increased by $9.9 million, or 50.7%, from $19.5 million during the six months ended June 30, 2017 to $29.4 million during the six months ended June 30, 2018. The $550.0 million incremental borrowing during September 2017 to fund the Symphony Health acquisition contributed to an increase of $9.7 million in interest expense.

Foreign currency (losses) gains, net, changed by $22.6 million from foreign currency losses of $22.2 million during the six months ended June 30, 2017 to foreign currency gains of $0.4 million during the six months ended June 30, 2018. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the six months ended June 30, 2018, foreign currency gains were primarily due to the U.S. dollar strengthening against the GBP, EUR, CAD and RUB, by 2.5%, 2.8%, 4.9%, and 8.2%, respectively, and the reclassification of certain intercompany balances that were deemed to be of a long-term investment nature. During the six months ended June 30, 2017, foreign currency losses were primarily due to the U.S. dollar weakening against the GBP, EUR, CAD, and RUB, by 5.3%, 8.4%, 3.5% and 3.4%, respectively.

Provision for income taxes increased by $17.0 million from $18.1 million during the six months ended June 30, 2017 to $35.1 million during the six months ended June 30, 2018. Our effective tax rate was 24.8% and 30.1% during the six months ended June 30, 2017 and 2018, respectively. The increase in the effective tax rate of 5.3% was primarily attributable to (i) the U.S. inclusion of amounts related to the estimated tax on GILTI, and (ii) the U.S. inclusion of the estimated amounts related to BEAT, and (iii) the inclusion of the effect of the release of the valuation allowance on the Company’s net federal deferred tax assets during the six months ended June 30, 2017.

Segment Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Clinical Research

		Change
	Three Months Ended June 30, 2017	$ Change	Adoption of ASC 606 (See Note 1)	Three Months Ended June 30, 2018
(in thousands)
Service revenue	$457,942	$58,907	$—
Reimbursement revenue - out-of-pocket costs	75,782	7,500	—
Total revenue	533,724	66,407	64,578	$664,709
Gross profit	$157,331	$19,485	$693	$177,509

Revenue increased by $131.0 million, or 24.5%, from $533.7 million during the three months ended June 30, 2017 to $664.7 million during the three months ended June 30, 2018. Revenue for the three months ended June 30, 2018 includes $64.6 million in reimbursement revenue as a result of the adoption of ASC 606. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, revenue increased by $58.9 million. Revenue for the three months ended June 30, 2018 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Gross profit increased by $20.2 million, or 12.8%, from $157.3 million during the three months ended June 30, 2017 to $177.5 million during the three months ended June 30, 2018 primarily due to an increase in revenue. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, gross profit as a percentage of revenue decreased from 34.4% during the three months ended June 30, 2017 to 34.3% for the same period in 2018.

Data Solutions

		Change
	Three Months Ended June 30, 2017	$ Change	Adoption of ASC 606 (See Note 1)	Three Months Ended June 30, 2018
(in thousands)
Revenue	$—	$58,132	$—	$58,132
Gross profit	—	16,510	—	16,510

The Company acquired Symphony Health on September 6, 2017. The Company recognized $58.1 million of revenue and $41.6 million in direct costs during the three months ended June 30, 2018. See Note 3, Business Combinations, to our consolidated condensed financial statements for information about the acquisition.

Segment Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Clinical Research

		Change
	Six Months Ended June 30, 2017	$ Change	Adoption of ASC 606 (See Note 1)	Six Months Ended June 30, 2018
(in thousands)
Service revenue	$885,022	$134,984	$—
Reimbursement revenue - out-of-pocket costs	136,462	23,261	—
Total revenue	1,021,484	158,245	130,054	$1,309,783
Gross profit	$296,899	$42,229	$1,602	$340,730

Revenue increased by $288.3 million, or 28.2%, from $1,021.5 million during the six months ended June 30, 2017 to $1,309.8 million during the six months ended June 30, 2018. Revenue for the six months ended June 30, 2018 includes $130.1 million in reimbursement revenue as a result of the adoption of ASC 606. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, revenue increased by $135.0 million. Revenue for the six months ended June 30, 2018 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Gross profit increased by $43.8 million, or 14.8%, from $296.9 million during the six months ended June 30, 2017 to $340.7 million during the six months ended June 30, 2018 primarily due to an increase in revenue. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, gross profit as a percentage of revenue decreased from 33.5% during the six months ended June 30, 2017 to 33.4% for the same period in 2018.

Data Solutions

		Change
	Six Months Ended June 30, 2017	$ Change	Adoption of ASC 606 (See Note 1)	Six Months Ended June 30, 2018
(in thousands)
Revenue	$—	$114,895	$—	$114,895
Gross profit	—	32,686	—	32,686

The Company acquired Symphony Health on September 6, 2017. The Company recognized $114.9 million of revenue and $82.2 million in direct costs during the six months ended June 30, 2018. See Note 3, Business Combinations, to our consolidated condensed financial statements for information about the acquisition.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of June 30, 2018, we had approximately $122.9 million of cash and cash equivalents of which $55.3 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $1,398.7 million during the six months ended June 30, 2018, including $163.2 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $1,059.8 million during the six months ended June 30, 2017, including $116.7 million of funds received from customers to pay investigators. The increase in cash collections during the six months ended June 30, 2018 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the six months ended June 30, 2018, net cash provided by operations was $87.2 million, compared to $15.9 million for the same period of 2017. Cash provided by operating activities increased over the prior year primarily due to increased cash flows from our operating performance, as well as a decrease in cash outflows from working capital, offset by the portion of acquisition related earn-out payments being classified as an outflow from operating activities. The changes in working capital were driven by changes in our accounts receivable, unbilled services and advanced billings accounts, as a result of an improvement in our days sales outstanding as compared to the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $26.8 million during the six months ended June 30, 2018, compared to $58.9 million for the same period of 2017. There were no cash outflows from acquisitions during the six months ended June 30, 2018 compared to $36.4 million of net cash outflows during the six months ended June 30, 2017. Additionally, cash outflows from capital expenditures increased from $22.0 million during the six months ended June 30, 2017 to $26.5 million during the same period in 2018.

Cash Flow from Financing Activities

Net cash used in financing activities was $128.1 million during the six months ended June 30, 2018 compared to net cash provided by financing activities of $6.8 million for the same period of 2017. During the six months ended June 30, 2018 our long-term debt balance, including borrowings under our revolving line of credit, decreased by $45.9 million due to payments on our debt compared to a $4.4 million increase in our debt during the six months ended June 30, 2017. Cash outflows from financing activities during the six months ended June 30, 2018 also increased due to the portion of acquisition related earn-out payments being classified as a financing activity.

Indebtedness

As of June 30, 2018, we had $1,306.5 million of total indebtedness. Additionally, our senior secured credit agreement provides for a $225.0 million revolving credit facilities. In addition, at June 30, 2018, we had $5.1 million in letters of credit outstanding, which are secured by the revolving credit facilities. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of June 30, 2018, we were in compliance with these covenants.

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

Contractual Obligations and Commercial Commitments

Since December 31, 2017, there have been no material changes outside of the ordinary course of business to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than a change in principal and interest payments on long-term debt due to a $60.0 million drawdown under our receivable financing agreement that was used to repay amounts outstanding under the revolving credit facilities. In May 2018, we amended our receivable financing agreement to increase the agreement's borrowing capacity to $200.0 million and extend the termination date from March 22, 2019 to May 31, 2021. Following a $60.0 million drawdown under the amended agreement, we had $180.0 million outstanding on the receivable financing agreement as of June 30, 2018, compared to $120.0 million as of December 31, 2017, and no outstanding borrowings on the revolving credit facilities as of June 30, 2018, compared to $91.5 million as of December 31, 2017. See Note 8 to our consolidated condensed financial statements for more information.

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

Item 4. Controls and Procedures

As of June 30, 2018, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In accordance with the SEC’s published guidance, the internal control over financial reporting of Symphony Health Solutions Corporation, or Symphony Health, which was acquired on September 6, 2017, was excluded from our evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Symphony Health, excluding acquired goodwill and intangible assets, represented 5% of our consolidated total assets and 8% of our consolidated revenue as of and for the quarter ended June 30, 2018. See a discussion of this acquisition in Note 3, Business Combinations, of the Notes to the Consolidated Condensed Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of reviewing the internal control structure of Symphony Health, and, if necessary, will make appropriate changes as we integrate Symphony Health into our overall internal control over financial reporting process.

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

10.1
Joinder and First Amendment to the Receivables Financing Agreement between PRA Receivables LLC, PRA Holdings, Inc. the Toronto-Dominion Bank and PNC Bank, National Association, dated as of May 31, 2018. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 5, 2018 (No. 001-36732))

10.2**	PRA Health Sciences, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2018 (No. 001-36732))

10.3**
Employment Agreement, effective April 27, 2018, between PRA Health Sciences, Inc. and Michael J. Bonello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2018 (No. 001-36732))

10.4**
Transition Services Agreement, dated April 25, 2018 and effective May 1, 2018, between Linda Baddour, PRA Health Sciences, Inc. and PRA International, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2018 (No. 001-36732)).

10.5**
Restricted Stock Grant Notice and Restricted Stock Agreement under the PRA Health Sciences, Inc. 2014 Omnibus Incentive Plan between PRA Health Sciences, Inc. and Michael J. Bonello, dated April 27, NTD: Please confirm that the date of grant is April 27, 2018. This is the date used in the 8-K exhibit index, but the actual grant is dated April 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 1, 2018 (No. 001-36732)).

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

101
The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30. 2018 and 2017, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith
**	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Michael J. Bonello
Michael J. Bonello
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: August 2, 2018