Form 10-Q
period 2018-09-30
PRA Health Sciences, Inc.
filed 2018-11-06
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	64,975,144 shares outstanding as of November 1, 2018

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$127,517	$192,229
Restricted cash	318	661
Accounts receivable and unbilled services, net	616,940	627,003
Other current assets	75,649	57,131
Total current assets	820,424	877,024
Fixed assets, net	149,535	143,070
Goodwill	1,501,620	1,512,424
Intangible assets, net	725,009	783,836
Other assets	54,032	41,692
Total assets	$3,250,620	$3,358,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$—	$91,500
Current portion of long-term debt	—	28,789
Accounts payable	59,794	64,635
Accrued expenses and other current liabilities	380,851	317,481
Advanced billings	479,686	469,211
Total current liabilities	920,331	971,616
Long-term debt, net	1,191,511	1,225,397
Deferred tax liabilities	107,207	112,181
Other long-term liabilities	51,195	112,371
Total liabilities	2,270,244	2,421,565
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 64,914,921 and 63,623,950 at September 30, 2018 and December 31, 2017, respectively	649	636
Additional paid-in capital	940,444	905,423
Accumulated other comprehensive loss	(150,298)	(136,470)
Retained earnings	183,048	161,182
Equity attributable to PRA Health Sciences, Inc. stockholders	973,843	930,771
Noncontrolling interest	6,533	5,710
Total stockholders' equity	980,376	936,481
Total liabilities and stockholders' equity	$3,250,620	$3,358,046

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$717,596	$582,009	$2,142,274	$1,603,493
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	371,422	326,865	1,134,509	914,988
Reimbursable out-of-pocket costs	77,584	87,459	237,307	223,921
Reimbursable investigator fees	65,133	—	193,585	—
Selling, general and administrative expenses	92,553	79,307	275,424	229,770
Transaction-related costs	43,837	11,741	32,709	11,816
Depreciation and amortization	28,270	18,853	84,163	50,146
(Gain) loss on disposal of fixed assets, net	(15)	8	21	240
Income from operations	38,812	57,776	184,556	172,612
Interest expense, net	(14,423)	(11,557)	(43,860)	(31,088)
Loss on modification or extinguishment of debt	(454)	(3,089)	(454)	(3,089)
Foreign currency losses, net	(1,809)	(12,794)	(1,416)	(35,004)
Other (expense) income, net	(68)	5	(201)	(200)
Income before income taxes and equity in income of unconsolidated joint ventures	22,058	30,341	138,625	103,231
Provision for (benefit from) income taxes	20,248	(18,241)	55,392	(165)
Income before equity in income of unconsolidated joint ventures	1,810	48,582	83,233	103,396
Equity in income of unconsolidated joint ventures, net of tax	44	24	118	92
Net income	1,854	48,606	83,351	103,488
Net income attributable to noncontrolling interest	(359)	(401)	(898)	(513)
Net income attributable to PRA Health Sciences, Inc.	$1,495	$48,205	$82,453	$102,975
Net income per share attributable to common stockholders:
Basic	$0.02	$0.77	$1.29	$1.66
Diluted	$0.02	$0.73	$1.24	$1.57
Weighted average common shares outstanding:
Basic	64,261	62,730	63,891	62,185
Diluted	66,506	65,872	66,258	65,683

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,854	$48,606	$83,351	$103,488
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,996)	26,863	(23,182)	75,076
Unrealized gains (losses) on derivative instruments, net of income tax of $381, $(11), $2,004 and $(11)	1,041	46	5,613	(21)
Reclassification adjustments:
Losses (gains) on derivatives included in net income, net of income taxes of $393, $1,926, $1,314 and $1,926	1,070	(167)	3,666	3,249
Comprehensive (loss) income	(31)	75,348	69,448	181,792
Comprehensive income attributable to noncontrolling interest	(193)	(373)	(823)	(423)
Comprehensive (loss) income attributable to PRA Health Sciences, Inc.	$(224)	$74,975	$68,625	$181,369

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$83,351	$103,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,163	50,146
Amortization of debt issuance costs and discount	1,619	1,480
Amortization of terminated interest rate swaps	5,478	4,931
Stock-based compensation expense	20,469	7,686
Change in fair value of acquisition-related contingent consideration	32,868	(924)
Non-cash transaction-related costs	773	5,294
Unrealized foreign currency (gains) losses	(131)	35,406
Loss on modification or extinguishment of debt	454	3,089
Deferred income taxes	17,499	(27,340)
Equity in income of unconsolidated joint ventures	(118)	(92)
Other reconciling items	52	190
Changes in operating assets and liabilities:
Accounts receivable, unbilled services and advanced billings	(12,552)	(51,883)
Other operating assets and liabilities	(319)	(13,643)
Payment of acquisition-related contingent consideration	(35,029)	—
Net cash provided by operating activities	198,577	117,828
Cash flows from investing activities:
Purchase of fixed assets	(40,086)	(39,287)
Proceeds received (cash paid) for interest on interest rate swap, net	125	(763)
Proceeds from the sale of marketable securities	183	—
Proceeds from the sale of fixed assets	43	55
Acquisition of Symphony Health Solutions Corporation, net of cash acquired	—	(522,581)
Acquisition of Parallel 6, Inc., net of cash acquired	—	(39,561)
Acquisition of Takeda PRA Development Center KK, net of cash acquired	—	2,680
Acquisition of Takeda Pharmaceutical Data Services, Ltd., net of cash acquired	—	(142)
Net cash used in investing activities	(39,735)	(599,599)
Cash flows from financing activities:
Payment of acquisition-related contingent consideration	(79,663)	(400)
Borrowings on accounts receivable financing agreement	60,000	20,000
Repayments on accounts receivable financing agreement	(10,000)	(20,000)
Proceeds from issuance of long-term debt	—	550,000
Repayments of long-term debt	(114,395)	(26,875)
Borrowings on line of credit	—	30,000
Repayments on line of credit	(91,500)	(30,000)
Payments for debt issuance costs	—	(5,512)
Taxes paid related to net shares settlement of equity awards	(5,337)	—
Proceeds from stock issued under employee stock purchase plan and stock option exercises	19,273	6,457
Net cash (used in) provided by financing activities	(221,622)	523,670
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	(2,275)	3,041
Change in cash, cash equivalents, and restricted cash	(65,055)	44,940
Cash, cash equivalents, and restricted cash, beginning of period	192,890	149,338
Cash, cash equivalents, and restricted cash, end of period	$127,835	$194,278

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

Reclassification

During the fourth quarter of 2017, the Company made an accounting policy election to present changes in the estimated fair value of contingent consideration as part of income from operations within transaction-related costs on the consolidated condensed statements of operations. The Company recasted the $1.0 million and $0.9 million changes in estimated fair value of contingent consideration for the three and nine months ended September 30, 2017, respectively, that were previously included in other income, net on the consolidated condensed statements of operations.

Recently Implemented Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, "Revenue from Contracts with Customers," or ASC 606, using the modified retrospective method for all contracts that were not completed as of January 1, 2018. Comparative prior period information continues to be reported under the accounting standards in effect for the period presented. The Company recorded a net decrease in opening retained earnings of $60.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The Company decreased unbilled services by $67.4 million, increased deferred tax assets by $18.3 million, increased accrued expenses by $50.8 million, and decreased advanced billings by $39.3 million as of January 1, 2018. The adoption of ASC 606 had no net impact on the Company’s consolidated condensed statement of cash flows.

The impact of adoption of ASC 606 on the Company's consolidated condensed statements of operations for the three months ended September 30, 2018 is as follows (in thousands):

	As Reported	Reclassification from adoption of ASC 606	Impact from adoption of ASC 606	Balances without adoption of ASC 606
Revenue:
Revenue	$717,596	$(650,514)	$(67,082)	$—

Service revenue	—	572,930	—	572,930
Reimbursement revenue	—	77,584	—	77,584
Total revenue	717,596	—	(67,082)	650,514
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	371,422	—	—	371,422
Reimbursable out-of-pocket costs	77,584	—	—	77,584
Reimbursable investigator fees	65,133	—	(65,133)	—
Selling, general and administrative expenses	92,553	—	—	92,553
Transaction-related costs	43,837	—	—	43,837
Depreciation and amortization	28,270	—	—	28,270
Gain on disposal of fixed assets, net	(15)	—	—	(15)
Income from operations	$38,812	$—	$(1,949)	$36,863

The impact of adoption of ASC 606 on the Company's consolidated condensed statements of operations for the nine months ended September 30, 2018 is as follows (in thousands):

	As Reported	Reclassification from adoption of ASC 606	Impact from adoption of ASC 606	Balances without adoption of ASC 606
Revenue:
Revenue	$2,142,274	$(1,945,138)	$(197,136)	$—

Service revenue	—	1,707,831	—	1,707,831
Reimbursement revenue	—	237,307	—	237,307
Total revenue	2,142,274	—	(197,136)	1,945,138
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,134,509	—	—	1,134,509
Reimbursable out-of-pocket costs	237,307	—	—	237,307
Reimbursable investigator fees	193,585	—	(193,585)	—
Selling, general and administrative expenses	275,424	—	—	275,424
Transaction-related costs	32,709	—	—	32,709
Depreciation and amortization	84,163	—	—	84,163
Loss on disposal of fixed assets, net	21	—	—	21
Income from operations	$184,556	$—	$(3,551)	$181,005

Periods presented prior to adoption have been recast to conform with the presentation of a single revenue total in the consolidated condensed statement of operations. Previously, the three months ended September 30, 2017 included service revenue of $494.6 million, reimbursement revenue of $87.5 million, and excluded $57.9 million in investigator fees which were reported net of costs incurred. The nine months ended September 30, 2017 included service revenue of $1,379.6 million and reimbursement revenue of $223.9 million, and excluded $181.0 million in investigator fees which were reported net of costs incurred.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which revises the accounting related to leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The provisions of ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach by either adjusting prior periods for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or by not adjusting the comparative periods and recording a cumulative effect adjustment as of the adoption date. The Company has established an implementation team to assist with the adoption of the new standard. The evaluation and implementation process is ongoing and is expected to continue through the remainder of 2018 as the Company performs an analysis of its lease portfolio to identify potential differences from its current accounting policies, and as it reviews the business processes, systems and controls required to support recognition and disclosure under the new standard. Upon implementation, the Company expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability.

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Act. The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The amendments to ASU No. 2018-02 are effective for the reporting period beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2018-02 on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," in order to expand on the FASB's guidance of capitalized costs incurred in a cloud computing arrangement. The amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments to ASU No. 2018-15 are effective for the reporting period beginning after December 15, 2019, and interim periods therein, with early adoption permitted. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company's consolidated financial statements.

(2) Significant Accounting Policies Update
Significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the Company's accounting policies as a result of adopting ASC 606 are discussed below:
Revenue Recognition
All revenue is generated from contracts with customers. Revenue is recognized when control of the performance obligation is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Revenue recognition is determined through the application of the following steps:

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

Revenue is recognized for the single performance obligation over time due to the Company’s right to payment for work performed to date. The contracts generally provide for the right to invoice the customer as work progresses, either based on units performed or the achievement of billing milestones. The Company generally uses the cost-to-cost measure of progress for the Company's contracts because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. For this method, the Company compares the contract costs incurred to date to the estimated total contract costs through completion. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs and reimbursable costs based on the scope of the work, the complexity of the study, the geographical location involved and the Company’s historical experience.

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

The Company establishes pricing based on the Company’s internal pricing guidelines, discount agreements, if any, and negotiations with the client. The transaction price is the contractually defined amount that includes adjustment for variable consideration such as reimbursable costs, discounts, and bonus or penalties, which are estimable.

A majority of the Company’s contracts undergo modifications over the contract period and the Company’s contracts provide for these modifications. During the modification process, the Company recognizes revenue to the extent it incurs costs, provided that a contractual understanding has been reached.
Fixed-fee arrangements for Phase I and Phase II(a) clinical services and bio-analytical services are short-term contracts for accounting purposes as these contracts are cancellable and the termination penalties for exiting these contracts are not substantive. The Company generally bills for services on a milestone basis. The transaction price, representing the value of the services to be provided over the entire contract inclusive of all costs for which the Company is a principal, is the contractually defined amount that includes adjustment for variable consideration, such as reimbursable expenses and discounts, which are estimable. When multiple performance obligations exist, the transaction price is allocated to the performance obligations on a relative standalone selling price basis. Given the highly integrated nature of the services provided, most contracts represent a single performance obligation. Due to the Company's right to payment for work performed, revenue is recognized over time as services are delivered.

Clinical research services delivered under fee-for-service arrangements are recognized over time. The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer to the customer. Clinical research services provided in these types of arrangements are typically linked to the delivery of resources billed at contractual rates, such rates being dependent on the role and the tenure of the resource provided. The fee-for-service is typically billed one month in arrears, which generally results in an unbilled services asset at period-end. In addition, out-of-pocket costs are reimbursed by the customer. Fees are allocated to each distinct month of service using time elapsed as a measure of progress toward the satisfaction of the performance obligation and variable consideration is allocated to the period in which it is incurred.

Revenue from time and materials contracts is recognized as hours are incurred.

The Company often offers volume discounts to certain of its large customers based on annual volume, which is variable consideration that is considered in the contract value. The Company records an estimate of the volume rebate as a reduction of the transaction price based on the estimated total rebates to be earned by the customers for the period.
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
When multiple performance obligations exist, the transaction price is allocated to performance obligations on a relative standalone selling price basis. In cases where the Company contracts to provide a series of data reports, or in some cases data, the Company recognizes revenue over time using the ‘units delivered’ output method as the data or reports are delivered. Expense reimbursements are recorded to revenue as the expenses are incurred as they relate directly to the services performed.

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

The Company's Data Solutions segment enters into contracts with some of its larger data suppliers that involve non-monetary terms. The Company will issue purchase credits to be used toward the data supplier's purchase of the Company's services. In exchange, the Company receives monetary discounts on the data received from the data suppliers. The fair value of the revenue earned from the customer purchases is determined based on similar product offerings to other customers. At the end of the contract year, any unused customer purchase credits may be forfeited or carried over to the next contract year based on the terms of the data supplier contract. For the three and nine months ended September 30, 2018, the Company recognized service in kind revenue of $3.0 million and $12.8 million, respectively, from these transactions, which is included in revenue in the accompanying consolidated condensed statements of operations.

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
Performance Obligations
Revenue recognized for the three and nine months ended September 30, 2018 from services completed in prior periods was $24.4 million and $57.3 million, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $4.6 billion as of September 30, 2018; this amount includes reimbursement revenue and investigator fees. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

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

In order to determine revenue recognized in the period from advanced billings liabilities, the Company first allocates revenue from the customer contract to the individual advanced billings liability balance outstanding at the beginning of the period until the revenue exceeds that balance.

Secondary Offerings

     In August 2018, KKR PRA Investors L.P., or KKR, sold 6,500,000 shares of the Company’s common stock as part of a secondary offering, or the Secondary Offering. The Company incurred expenses in connection with the Secondary Offering of $0.5 million during the three and nine months ended September 30, 2018. The expenses are included in transaction-related costs in the accompanying consolidated condensed statement of operations. As of September 30, 2018, KKR owned 10.3% of the Company’s outstanding common stock.

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

The fair value of the contingent consideration was determined by using a probability-weighted method that includes key assumptions such as the discount rate and projected future earnings over the earn-out periods. As the fair value was based on significant inputs not observed in the market, the valuation represented a Level 3 measurement. The Company reassesses the fair value of expected contingent consideration and the corresponding liability each reporting period using a probability-weighted method reflecting updated assumptions as of the valuation date. Changes in the fair value of the contingent consideration are recognized in earnings in the period of such change.

During February 2018, the Company made the year-end 2017 preliminary earn-out payment, which totaled $114.7 million that was recognized at December 31, 2017. During April 2018, the Company and the sellers of Symphony Health finalized the 2017 earn-out calculation and the actual 2017 earn-out payment was adjusted to $112.8 million. As a result, the Company recorded a $1.9 million reduction to transaction-related costs during the nine months ended September 30, 2018, and a $1.9 million reduction to accrued expenses and other current liabilities in the consolidated condensed balance sheet as of September 30, 2018.

As of September 30, 2018, the 2018 earn-out liability totaled $83.5 million, which is included in accrued expenses in the consolidated condensed balance sheet. The 2018 earn-out payment, which is based on 2018 earnings and is payable in the first quarter of 2019, could range from $0 to approximately $110.2 million. The Company recorded a $42.6 million and $32.9 million increase to the estimated fair value of the 2018 earn-out liability during the three and nine months ended September 30, 2018, respectively, which is included in transaction-related costs in the consolidated condensed statement of operations. The 2018 earn-out liability varies based on earnings for 2018, including the possible achievement of two thresholds that would each result in an additional $25.0 million payment. Accordingly, the amount of earn-out liability is highly sensitive to changes in the earnings of the business. This uncertainty may result in additional material changes to the liability through its finalization in the fourth quarter of 2018.

The acquisition of Symphony Health was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $476.9 million of goodwill, which was assigned to the Data Solutions segment and is not deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing operations. Since December 31, 2017, goodwill increased by $0.9 million, as a result of adjustments made to the acquired advanced billings balance.

The Company’s purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Weighted Amortization Period
Cash and cash equivalents	$26,297
Accounts receivable and unbilled services	39,132
Other current assets	23,726
Fixed assets	12,340
Customer relationships	190,100	10 years
Database	137,100	3 years
Tradename	2,000	2 years
Accounts payable and accrued expenses	(42,222)
Advanced billings	(66,846)
Deferred tax liabilities	(104,869)
Other long-term liabilities	(6,740)
Estimated fair value of net assets acquired	210,018
Purchase price, including contingent consideration and working capital adjustment	686,877
Total goodwill	$476,859

The following unaudited pro-forma information assumes the acquisition of Symphony Health occurred as of the beginning of 2016. This pro-forma financial information is not necessarily indicative of operating results if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results.

(in thousands, except per share amounts)	Nine Months Ended September 30, 2017
Total revenue	$1,752,514
Net income attributable to PRA Health Sciences, Inc.	126,092
Net income per share:
Basic	$2.03
Diluted	$1.92

The unaudited pro-forma adjustments primarily relate to the amortization of acquired intangible assets as well as interest expense and amortization of debt issuance costs related to the incremental borrowings to fund the acquisition. In addition, the unaudited pro-forma net income for the nine months ended September 30, 2017 was adjusted to exclude $3.9 million of nonrecurring transaction-related costs, net of tax, as well as a $1.9 million loss on the modification or extinguishment of long-term debt, net of tax.

Takeda Transactions

On June 1, 2017, the Company acquired all of the outstanding shares of Takeda Pharmaceutical Data Services, Ltd., or TDS, from Takeda Pharmaceutical Company Ltd., or Takeda, for $0.7 million in cash. The Company recorded approximately $1.0 million of goodwill, which is assigned to the Clinical Research segment and is not deductible for income tax purposes.

On June 1, 2017, the Company and Takeda also closed on a joint venture transaction that enables the Company to provide clinical trial delivery and pharmacovigilance services as a strategic partner of Takeda in Japan. The joint venture transaction was effectuated through the creation of a new legal entity, Takeda PRA Development Center KK, or TDC joint venture. The Company paid $5.4 million for a 50% equity interest in the TDC joint venture, which represents 50% of the fair value of the net assets and workforce that Takeda contributed to the joint venture. The joint venture provides services including clinical trial monitoring, project management, regulatory strategy and submissions, data management, biostatistics, drug safety reporting, and medical monitoring. The Company is required to buy-out Takeda’s 50% interest in the TDC joint venture in two years from the date of the closing of the joint venture transaction. The Company also has an early buy-out option of Takeda’s 50% interest in December 2018, if both parties agree.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$7,948	$—	$7,948
Total	$—	$7,948	$—	$7,948
Liabilities:
Contingent consideration	$—	$—	$83,512	$83,512
Total	$—	$—	$83,512	$83,512

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

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for the nine months ended September 30, 2018 (in thousands):

	Contingent Consideration - Accrued expenses and other current liabilities	Contingent Consideration - Other long-term liabilities
Balance at December 31, 2017	$—	$50,644
Reclassification adjustment	50,644	(50,644)
Change in fair value recognized in transaction-related costs	32,868	—
Balance at September 30, 2018	$83,512	$—

The $83.5 million balance at September 30, 2018, which was valued using a probability-weighted method, relates to the 2018 earn-out payment to Symphony Health and is based on its future adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA. Key assumptions include probability adjusted level of Adjusted EBITDA of $56.2 million for the year ended December 31, 2018, and a discount rate of 8%. Refer to Note 3 for additional discussion of the Symphony Health acquisition.

Non-recurring Fair Value Measurements

Certain assets and liabilities are carried on the accompanying consolidated condensed balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include finite-lived intangible assets which are tested for impairment when a triggering event occurs and goodwill and identifiable indefinite-lived intangible assets which are tested for impairment annually on October 1 or when a triggering event occurs.

As of September 30, 2018, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $2,226.6 million and are identified as Level 3 assets. These assets are comprised of goodwill of $1,501.6 million and identifiable intangible assets, net of $725.0 million.

Refer to Note 8, Revolving Credit Facilities and Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

(5) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, contract assets and derivatives. As of September 30, 2018, substantially all of the Company’s cash and cash equivalents and derivatives were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Revenue from individual customers greater than 10% of consolidated revenue in the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer A	—%	10.1%	—%	10.6%

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	September 30,	December 31,
	2018	2017
Customer A	12.0%	11.5%
Customer B	11.4%	—%

(6) Accounts Receivable, Unbilled Services and Advanced Billings

Accounts receivable and unbilled services were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Accounts receivable	$485,214	$457,676
Unbilled services	133,697	170,760
Total accounts receivable and unbilled services	618,911	628,436
Less allowance for doubtful accounts	(1,971)	(1,433)
Total accounts receivable and unbilled services, net	$616,940	$627,003

Unbilled services as of September 30, 2018 includes $67.8 million of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. The increase in contract assets from December 31, 2017 to September 30, 2018 was due to the adoption of ASC 606. Impairment losses on contract assets were immaterial in the nine months ended September 30, 2018.

Advanced billings were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Advanced billings	$479,686	$469,211

The $10.5 million increase in advanced billings from December 31, 2017 to September 30, 2018 was primarily due to the adoption of ASC 606 and the timing of customer payments. During the nine months ended September 30, 2018, the Company recognized revenue of $382.5 million related to advanced billings recorded as of January 1, 2018.

(7) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2017	$1,036,443	$475,981	$1,512,424
Adjustments to Parallel 6 purchase price allocation	(1,117)	—	(1,117)
Adjustments to Symphony Health purchase price allocation	—	878	878
Currency translation	(10,565)	—	(10,565)
Balance at September 30, 2018	$1,024,761	$476,859	$1,501,620

There are no accumulated impairment charges as of September 30, 2018 and December 31, 2017.

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$559,585	$(95,833)	$463,752	$565,638	$(72,133)	$493,505
Customer backlog	122,088	(121,306)	782	123,746	(120,583)	3,163
Trade names (finite-lived)	28,521	(11,926)	16,595	28,558	(9,265)	19,293
Patient list and other intangibles	44,474	(29,397)	15,077	44,474	(24,226)	20,248
Database	137,100	(26,307)	110,793	137,100	(7,544)	129,556
Non-competition agreements	2,704	(2,704)	—	2,767	(2,706)	61
Total finite-lived intangible assets	894,472	(287,473)	606,999	902,283	(236,457)	665,826

Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$1,012,482	$(287,473)	$725,009	$1,020,293	$(236,457)	$783,836

Amortization expense was $17.9 million and $54.0 million for the three and nine months ended September 30, 2018, respectively, and $11.3 million and $29.5 million for the three and nine months ended September 30, 2017, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2018 (remaining)	$17,687
2019	68,791
2020	69,172
2021	64,062
2022	49,672
2023 and thereafter	337,615
Total	$606,999

(8) Revolving Credit Facilities and Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Term loans, first lien	$1,026,533	$1,140,927
Accounts receivable financing agreement	170,000	120,000
Total debt	1,196,533	1,260,927
Less current portion of long-term debt	—	(28,789)
Total long-term debt	1,196,533	1,232,138
Less debt issuance costs	(5,022)	(6,741)
Total long-term debt, net	$1,191,511	$1,225,397

Principal payments on long-term debt are due as follows (in thousands):

Current maturities of long-term debt:
2018 (remaining)	$—
2019	—
2020	—
2021	1,196,533
Total	$1,196,533

2016 Credit Facilities

The senior secured credit facilities, or 2016 Credit Facilities, provide senior secured financing up to $1,400.0 million, consisting of:

•a first lien term loan in an aggregate principal amount of up to $1,175.0 million; and
•revolving credit facilities, or the 2016 Revolver, in an aggregate principal amount of up to $225.0 million

As collateral for borrowings under the 2016 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of wholly-owned U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The 2016 Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the 2016 Credit Facilities, subject to compliance with applicable law, as of September 30, 2018 and December 31, 2017, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The 2016 Credit Facilities also contain customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.00% to 2.00%, in the case of LIBOR loans, and 0.00% to 1.00%, in the case of ABR loans. The Company has the option of 1, 2, 3 or 6 month base interest rates. For the nine months ended September 30, 2018, the weighted average interest rate on the first lien term loan was 3.62%.

During the third quarter of 2018, the Company made an additional $92.8 million in voluntary principal payments. In accordance with the guidance in ASC 470-50, "Debt—Modifications and Extinguishments," the debt repayments were accounted for as a partial debt extinguishment. The repayments resulted in the write-off of $0.5 million in unamortized debt issuance costs which is included in loss on modification or extinguishment of debt in the consolidated condensed statement of operations during the three and nine months ended September 30, 2018.

2016 Revolver

The 2016 Revolver provides for $225.0 million of potential borrowings and expire on December 6, 2021. The interest rate on the 2016 Revolver is based on the LIBOR with a 0% LIBOR floor or ABR, at the election of the Company, plus an applicable margin, based on the leverage ratio of the Company. The Company, at its discretion, may elect interest periods of 1, 2, 3 or 6 months. The Company is required to pay to the lenders a commitment fee for unused commitments of 0.2% to 0.4% based on the Company’s debt-to-EBITDA ratio. At September 30, 2018, the Company had no outstanding borrowings under the 2016 Revolver. At December 31, 2017, the Company had $91.5 million outstanding borrowings under the 2016 Revolver. In addition, at September 30, 2018 and December 31, 2017, the Company had $5.1 million and $4.9 million, respectively, in letters of credit outstanding, which are secured by the 2016 Revolver.

Accounts Receivable Financing Agreement

On May 31, 2018, the Company amended its receivable financing agreement, which the Company refers to as the "accounts receivable financing agreement." The amendment increased the accounts receivable financing agreement's borrowing capacity to $200.0 million, decreased the applicable margin from 1.60% to 1.25%, and extended the termination date to May 31, 2021, unless terminated earlier pursuant to its terms. The Company had $170.0 million and $120.0 million outstanding on the accounts receivable financing agreement as of September 30, 2018 and December 31, 2017, respectively; the additional borrowings during 2018 were used to repay amounts outstanding on the Company's 2016 Revolver.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.25%. The Company may prepay loans upon one business day's prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. For the nine months ended September 30, 2018, the weighted average interest rate on the accounts receivable financing agreement was 3.60%.

The accounts receivable financing agreement contains various customary representations and warranties and covenants, and default provisions that provide for the termination and acceleration of the commitments and loans under the agreement in circumstances including, but not limited to, failure to make payments when due, breach of representations, warranties or covenants, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

At September 30, 2018 and December 31, 2017, there was $30.0 million and $20.0 million, respectively, of remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its 2016 Revolver was $1,194.0 million and $1,352.4 million at September 30, 2018 and December 31, 2017, respectively. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 3 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(9) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

Noncontrolling Interest

Below is a summary of noncontrolling interest for the nine months ended September 30 (in thousands):

	2018	2017
Balance as of January 1,	$5,710	$—
Investment by noncontrolling interest	—	5,440
Comprehensive income
Net income	898	513
Foreign currency adjustments, net of income tax	(75)	(90)
Balance as of September 30,	$6,533	$5,863

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

The Company granted 1,468,000 service-based options and 240,228 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $49.8 million and $22.7 million, respectively, during the nine months ended September 30, 2018.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding December 31, 2017	5,245,625	$39.14	7.6	$272.4
Granted	1,468,000	97.79
Exercised	(1,189,254)	21.17
Expired or forfeited	(257,475)	58.21
Outstanding September 30, 2018	5,266,896	$58.61	7.8	$271.7
Exercisable September 30, 2018	2,067,067	$22.69	5.8	$180.9

The Company’s RSAs/RSUs activity in 2018 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested December 31, 2017	309,538	$46.76	$28.2
Granted	240,228	94.51
Forfeited	(32,500)	81.14
Vested	(156,516)	31.62
Unvested September 30, 2018	360,750	$82.03	$39.8

Employee Stock Purchase Plan

In April 2017, the Board of Directors approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of any offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year with the Compensation Committee having the right to establish different offering periods. The Company recognized stock-based compensation expense of $0.9 million and $2.5 million associated with the ESPP during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, there have been 76,116 shares issued and 2,923,884 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct costs	$2,451	$956	$6,900	$2,208
Selling, general and administrative	5,319	2,493	13,569	5,478
Transaction-related costs	773	5,294	773	5,294
Total stock-based compensation expense	$8,543	$8,743	$21,242	$12,980

All stock options granted under the 2013 Stock Incentive Plan for Key Employees of PRA Health Sciences, Inc. and its Subsidiaries, or the 2013 Plan, are subject to transfer restrictions of the stock option's underlying shares once vested and exercised. This lack of marketability was included as a discount when calculating the grant date value of these options. In conjunction with secondary offerings, the transfer restrictions on a portion of such shares issuable upon exercise of vested options granted under the 2013 Plan were released. The release of the transfer restrictions is considered a modification under ASC Topic 718, “Stock Compensation.” As a result of these modifications, the Company incurred approximately $0.8 million and $5.3 million of incremental compensation expense associated with service-based options during the nine months ended September 30, 2018 and 2017, respectively, which is included in transaction-related costs in the accompanying consolidated condensed statement of operations.

(11) Income Taxes

The Company’s effective income tax rate was 40.0% and (0.2)% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the nine months ended September 30, 2017 included the effect of a release of a valuation allowance on the Company’s net federal deferred tax assets, which was fully reversed within 2017. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2018 is primarily due to (i) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI, (ii) the U.S. inclusion of amounts related to the estimated base erosion anti abuse tax, or BEAT, and (iii) the increase in fair value of the earn-out liability related to the stock acquisition of Symphony Health, which is not deductible for tax but instead increases tax stock basis.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative untaxed foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Act at the date of enactment and additional measurement period adjustments related to the 2017 transition tax in our quarterly income tax provision in accordance with our understanding of the Act including recently-released guidance. As a result, the Company has recorded $3.5 million as additional income tax expense for the nine months ended September 30, 2018 relating to the impact of adjustments to the Company’s December 31, 2017 transition tax provisional amounts, of which a $0.1 million benefit relates to adjustments made in the third quarter of 2018. The adjustment to the provisional amount related to opting to offset the one-time transition tax on the mandatory deemed repatriation of untaxed foreign earnings with current losses and prior year net operating losses in lieu of utilizing foreign tax credits. The Company is continuing to analyze the overall impact of the transition tax inclusion and will update the provisional estimate as it completes its analysis during the measurement period. Due to the complexity of the new law, the Company is still in the process of investigating the related accounting implications. Specifically, for the GILTI tax the Company intends to make an accounting policy decision around whether to account for GILTI as a period cost in the relevant period, or to record deferred taxes related to the basis in the Company’s foreign subsidiaries. The Company is currently analyzing recently issued guidance and will make a determination regarding its accounting policy for GILTI tax amounts in the fourth quarter of 2018. Anticipated amounts for GILTI have been included as a component of current tax expense in the Company’s third quarter annual effective tax rate calculation. The Company is currently projecting to be subject to BEAT for 2018. Pursuant to relevant FASB guidance, the Company has accounted for BEAT as a current expense and recorded U.S. deferred tax assets and liabilities at the regular statutory rate for the period ended September 30, 2018. Adjustments to the recorded provisional amounts or changes resulting from the issuance of additional guidance will be reflected in the period when the Company's analysis is updated or in the period the additional guidance is issued, respectively.

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. There were no material changes to the unrecognized tax benefits during the three and nine months ended September 30, 2018.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $4.6 million at September 30, 2018, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $4.6 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company, however, the judgment was appealed by the City of Sao Paulo. In September 2017, a judge from the Superior Court of Justice of Brazil denied relief to the City of Sao Paulo's appeal and upheld the lower court's ruling in favor of the Company for the years 2005 to 2012, and in the period from January to October 2013. The judge from the Superior Court of Justice of Brazil also ruled that the Company must appeal the lower court's verdict for October 2013 and the subsequent periods as the Judiciary Court of Justice of the State of Sao Paulo only reviewed the facts that pertained to the period before October 2013. The Company expects to recover the full amount of the deposit when the case is settled.

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

On January 5, 2018, the Company entered into two new interest rate swaps in order to manage its cash flow exposure to variable rate debt and also to replace an interest rate swap that was scheduled to mature in September 2018. The first interest rate swap has an aggregate notional amount of $375.0 million and a fixed payment rate of 2.2% offsetting a one-month LIBOR variable rate with an effective date of January 8, 2018, and a maturity date of December 6, 2020. The second interest rate swap has an aggregate notional amount of $250.0 million and a fixed payment rate of 2.3% offsetting a one-month LIBOR variable rate with an effective date of September 6, 2018, and a maturity date of September 6, 2020.

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of September 30, 2018 and December 31, 2017 (in thousands):

		September 30, 2018		December 31, 2017
	Balance Sheet Classification	Notional amount	Asset/ (Liability)	Notional amount	Asset/ (Liability)
Derivatives in an asset position:	Other current assets	$—	$—	$250,000	$428
	Other assets	625,000	7,948	—	—
		$625,000	$7,948	$250,000	$428

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

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2018	2017	2018	2017
Amount of pre-tax gain (loss) recognized in other comprehensive income	$1,422	$35	$7,617	$(32)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	(1,463)	(1,758)	(4,980)	(5,175)

The Company expects that $4.1 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

(14) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2017	$(117,180)	$(19,290)	$(136,470)
Other comprehensive income before reclassifications	(23,107)	5,613	(17,494)
Reclassification adjustments	—	3,666	3,666
Balance at September 30, 2018	$(140,287)	$(10,011)	$(150,298)

Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound and Euro exchange rates against the U.S. dollar. The U.S. dollar strengthened by 3.3%, 3.0%, 3.3%, and 12.2% versus the British pound, Euro, Canadian dollar, and Russian ruble, respectively, between December 31, 2017 and September 30, 2018. The movement in the British pound, Euro, Canadian dollar, and Russian ruble represented $2.7 million, $10.3 million, $1.9 million, and $3.3 million, respectively, out of the $23.1 million foreign currency translation adjustment during the nine months ended September 30, 2018.

Accumulated earnings of the Company’s U.K. subsidiary totaling $375.4 million have been previously taxed in the U.S. or were deemed to have been repatriated as part of the one-time transition tax under the Act enacted December 22, 2017. The Company has deemed a corresponding amount of intercompany accounts between its U.S. and U.K. subsidiaries to be of a long-term investment nature; these balances have been remeasured to foreign currency translation adjustment during the nine months ended September 30, 2018.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	64,261	62,730	63,891	62,185
Effect of dilutive stock options and other awards under share-based compensation programs	2,245	3,142	2,367	3,498
Diluted weighted average common shares outstanding	66,506	65,872	66,258	65,683

Anti-dilutive shares	987	733	1,670	381

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

The Company's chief operating decision-maker uses segment profit as the primary measure of each segment's operating results in order to allocate resources and in assessing the Company's performance. Asset information by segment is not presented, as this measure is not used by the chief operating decision-maker to assess the Company's performance.

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$656,979	$60,617	$717,596	$563,047	$18,962	$582,009

Direct costs (exclusive of depreciation and amortization)	330,037	41,385	371,422	314,904	11,961	326,865
Reimbursable out-of-pocket costs	77,584	—	77,584	87,459	—	87,459
Reimbursable investigator fees	65,133	—	65,133	—	—	—
Segment profit	184,225	19,232	203,457	160,684	7,001	167,685
Less expenses not allocated to segments:
Selling, general and administrative expenses			92,553			79,307
Transaction-related costs			43,837			11,741
Depreciation and amortization			28,270			18,853
(Gain) loss on disposal of fixed assets, net			(15)			8
Income from operations			38,812			57,776
Interest expense, net			(14,423)			(11,557)
Loss on modification or extinguishment of debt			(454)			(3,089)
Foreign currency losses, net			(1,809)			(12,794)
Other (expense) income, net			(68)			5
Income before income taxes and equity in income of unconsolidated joint ventures			$22,058			$30,341

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$1,966,762	$175,512	$2,142,274	$1,584,531	$18,962	$1,603,493

Direct costs (exclusive of depreciation and amortization)	1,010,915	123,594	1,134,509	903,027	11,961	914,988
Reimbursable out-of-pocket costs	237,307	—	237,307	223,921	—	223,921
Reimbursable investigator fees	193,585	—	193,585	—	—	—
Segment profit	524,955	51,918	576,873	457,583	7,001	464,584
Less expenses not allocated to segments:
Selling, general and administrative expenses			275,424			229,770
Transaction-related costs			32,709			11,816
Depreciation and amortization			84,163			50,146
Loss on disposal of fixed assets, net			21			240
Income from operations			184,556			172,612
Interest expense, net			(43,860)			(31,088)
Loss on modification or extinguishment of debt			(454)			(3,089)
Foreign currency losses, net			(1,416)			(35,004)
Other expense, net			(201)			(200)
Income before income taxes and equity in income of unconsolidated joint ventures			$138,625			$103,231

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$433,050	$60,617	$493,667	$1,284,678	$175,512	$1,460,190
Other	11,396	—	11,396	35,346	—	35,346
Total Americas	444,446	60,617	505,063	1,320,024	175,512	1,495,536
Europe, Africa, and Asia-Pacific
United Kingdom	170,252	—	170,252	516,442	—	516,442
Netherlands	28,334	—	28,334	87,340	—	87,340
Other	13,947	—	13,947	42,956	—	42,956
Total Europe, Africa, and Asia-Pacific	212,533	—	212,533	646,738	—	646,738
Total revenue	$656,979	$60,617	$717,596	$1,966,762	$175,512	$2,142,274

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

We use the terms “we,” “us,” “our,” or the "Company” in this report to refer to PRA Health Sciences, Inc. and its subsidiaries.

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

How We Assess the Performance of Our Business

The Company is managed through two reportable segments: (i) the Clinical Research segment; and (ii) the Data Solutions segment. Our chief operating decision-maker uses segment profit as the primary measure of each segment's operating results in order to allocate resources and in assessing the Company's performance. In addition to our financial measures in conformity with U.S. generally accepted accounting principles, or GAAP, including revenue, costs and expenses and other measures discussed below, we review various financial and operational metrics. For our Clinical Research segment, we review new business awards, cancellations, and backlog.

Our gross new business awards for our Clinical Research segment for the nine months ended September 30, 2018 and 2017 were $2,286.7 million and $1,999.9 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable out-of-pocket costs or reimbursable investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the nine months ended September 30, 2018 and 2017 we had $309.3 million and $233.4 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at September 30, 2018 and 2017 was $4.1 billion and $3.4 billion, respectively.

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

Costs and Expenses

Our costs and expenses are comprised primarily of our direct costs, selling, general and administrative costs, depreciation and amortization and income taxes. In addition, we monitor and measure costs as a percentage of revenue, excluding reimbursement revenue from out-of-pocket costs and investigator fees, rather than total revenue, as we believe this is a more meaningful comparison and better reflects the operations of our business.

Direct Costs (Exclusive of Depreciation and Amortization)

For our Clinical Research segment, direct costs consist primarily of labor‑related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 95.9% and 96.4% for the nine months ended September 30, 2018 and 2017, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 4.5% and 5.6% of the Clinical Research segment's total direct costs for the nine months ended September 30, 2018 and 2017, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 4.1% and 3.6% for the nine months ended September 30, 2018 and 2017, respectively.

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 73.0% and 71.1% for the nine months ended September 30, 2018 and 2017, respectively. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 20.2% and 23.0% of the Data Solutions segment's total direct costs for the nine months ended September 30, 2018 and 2017, respectively. Our remaining direct costs are items such as travel, meals, and supplies and were 6.8% and 5.8% of the Data Solutions segment's total direct costs for the nine months ended September 30, 2018 and 2017, respectively.

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

Reimbursable Out-of-Pocket Costs and Reimbursable Investigator Fees

We incur out-of-pocket costs, which are reimbursable by our customers. We include these out-of-pocket costs as reimbursable out-of-pocket expenses in our consolidated condensed statements of operations.

As is customary in our industry, we also routinely enter into separate agreements on behalf of our clients with independent physician investigators in connection with clinical trials. We also receive funds from our clients for investigator fees. We are not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, we do not pay the independent physician investigator until funds are received from the client. We include these investigator fees as reimbursable investigator fees in our consolidated condensed statements of operations.

Reimbursable costs and investigator fees are not included in our backlog because they are pass-through costs to our clients.

We believe that the fluctuations in reimbursement costs and the associated revenue are not meaningful to the economic performance given that such costs are passed through to the client. The reimbursable costs are included in our measure of progress for our long-term contracts.

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

Loss on Modification or Extinguishment of Debt

 Loss on extinguishment of debt consists of previously capitalized unamortized debt financing costs that were expensed as a result of voluntary debt repayments and fees associated with the incremental borrowing under the 2016 Credit Facilities, or Incremental Borrowing.

Transaction-related Costs

Transaction-related costs includes fees associated with our secondary offering of common stock, stock-based compensation expense related to the transfer restrictions on vested options, the amendment to our accounts receivable financing agreement, costs associated with earn-out liabilities, and expenses associated with our acquisitions.

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

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has depended and will continue to depend upon the geographic distribution of our pre‑tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions. Our effective tax rate is also impacted by tax credits and the establishment or release of deferred tax asset valuation allowances and tax reserves, as well as significant non‑deductible items such as portions of transaction‑related costs.

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

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after

December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative untaxed foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act at the date of enactment and additional measurement period adjustments related to the 2017 transition tax in our quarterly income tax provision in accordance with our understanding of the Act including recently-released guidance. As a result, we have recorded $3.5 million as additional income tax expense for the nine months ended September 30, 2018 relating to the impact of adjustments to our December 31, 2017 transition tax provisional amounts, of which $0.1 million benefit related to adjustments made in the third quarter of 2018. The adjustment to the provisional amount related to opting to offset the one-time transition tax on the mandatory deemed repatriation of untaxed foreign earnings with current losses and prior year net operating losses in lieu of utilizing foreign tax credits. We are continuing to analyze the overall impact of the transition tax inclusion and will update the provisional estimate as we complete our analysis during the measurement period. Due to the complexity of the new law, we are still in the process of investigating the related accounting implications. Specifically, for the global intangible low-taxed income, or GILTI, tax we intend to make an accounting policy decision around whether to account for GILTI as a period cost in the relevant period, or to record deferred taxes related to the basis in our foreign subsidiaries. We are currently analyzing recently issued guidance and will make a determination regarding our accounting policy for GILTI tax amounts in the fourth quarter of 2018. Anticipated amounts for GILTI have been included as a component of current tax expense in our third quarter annual effective tax rate calculation. We are currently projecting to be subject to the estimated base erosion anti abuse tax, or BEAT, for 2018. Pursuant to relevant FASB guidance, we have accounted for BEAT as a current expense and recorded U.S. deferred tax assets and liabilities at the regular statutory rate for the period ended September 30, 2018. Adjustments to the recorded provisional amounts or changes resulting from the issuance of additional guidance will be reflected in the period when the Company's analysis is updated or in the period the additional guidance is issued, respectively.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. dollars per:
Euro	1.16	1.17	1.19	1.11
British pound	1.30	1.31	1.35	1.27

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

		Change
	Three Months Ended September 30, 2017	$ Change	Adoption of ASC 606 (1)	Three Months Ended September 30, 2018
(in thousands)
Revenue
Service revenue	$494,550	$78,380	$—
Reimbursement revenue - out-of-pocket costs	87,459	(9,875)	—
Total revenue	582,009	68,505	67,082	$717,596
Operating expenses
Direct costs (exclusive of depreciation and amortization)	326,865	44,557	—	371,422
Reimbursable out-of-pocket costs	87,459	(9,875)	—	77,584
Reimbursable investigator fees	—	—	65,133	65,133
Selling, general and administrative	79,307	13,246	—	92,553
Transaction-related costs	11,741	32,096	—	43,837
Depreciation and amortization	18,853	9,417	—	28,270
Loss (gain) on disposal of fixed assets	8	(23)	—	(15)
Income from operations	57,776	(20,913)	1,949	38,812
Interest expense, net	(11,557)	(2,866)	—	(14,423)
Loss on modification or extinguishment of debt	(3,089)	2,635	—	(454)
Foreign currency losses, net	(12,794)	10,985	—	(1,809)
Other income (expense), net	5	(73)	—	(68)
Income before income taxes and equity in income of unconsolidated joint ventures	30,341	(10,232)	1,949	22,058
(Benefit from) provision for income taxes	(18,241)	36,700	1,789	20,248
Income before equity in income of unconsolidated joint ventures	48,582	(46,932)	160	1,810
Equity in income of unconsolidated joint ventures, net of tax	24	20	—	44
Net income	48,606	(46,912)	160	1,854
Net income attributable to noncontrolling interest	(401)	42	—	(359)
Net income attributable to PRA Health Sciences, Inc.	$48,205	$(46,870)	$160	$1,495
(1) See Note 1, Basis of Presentation, to our consolidated condensed financial statements for information about the adoption of ASC 606.

Revenue increased by $135.6 million, or 23.3%, from $582.0 million during the three months ended September 30, 2017 to $717.6 million during the three months ended September 30, 2018. Revenue for the three months ended September 30, 2018 includes $67.1 million in reimbursable investigator fees and adjustments to revenue as a result of the adoption of ASC 606. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, revenue increased $78.4 million. Revenue for the three months ended September 30, 2018 benefited from an increase in billable hours, an increase in the effective rate of hours billed on our studies, and an increase of $41.7 million due to the acquisition of Symphony Health Solutions, Inc., Symphony Health, which was completed on September 6, 2017. This was offset by an unfavorable impact of $2.3 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts, and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs increased by $44.6 million, or 13.6%, from $326.9 million during the three months ended September 30, 2017 to $371.4 million during the three months ended September 30, 2018. Salaries and related benefits in our Clinical

Research segment increased $11.1 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth and includes a favorable impact of $6.1 million from foreign currency exchange rate fluctuations. The addition of our Data Solutions segment resulted in $29.4 million of incremental direct costs during the third quarter of 2018. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, direct costs as a percentage of revenue were 64.8% and 66.1% during the three months ended September 30, 2018 and 2017, respectively. The decrease in direct costs as a percentage of revenue was primarily due to the favorable impact on foreign currency exchange rate fluctuations and the increased utilization of our staff.

Reimbursable out-of-pocket costs decreased by $9.9 million from $87.5 million during the three months ended September 30, 2017 to $77.6 million during the three months ended September 30, 2018. Reimbursable investigator fees were $65.1 million during the three months ended September 30, 2018. Reimbursable investigator fees were recorded on a net basis prior to our adoption of ASC 606, and therefore we did not record any reimbursable investigator fees during the three months ended September 30, 2017. We believe that the fluctuations in reimbursable costs from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $13.2 million, or 16.7%, from $79.3 million during the three months ended September 30, 2017 to $92.6 million during the three months ended September 30, 2018. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits as we continue to hire staff to support our growing business and increased facility costs related to additional office space needed for our growth. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, selling, general and administrative expenses as a percentage of revenue were 16.2% and 16.0% during the three months ended September 30, 2018 and 2017, respectively. The increase in selling, general and administrative expenses as a percentage of revenue is primarily related an increase in stock based compensation during the current year.

For the three months ended September 30, 2018, we incurred $43.8 million of transaction-related costs. These costs consisted of $42.6 million for changes in the estimated fair value of contingent consideration related to our recent acquisitions, $0.8 million of stock-based compensation expense related to the release of the remaining portion of the transfer restrictions on vested options, and $0.5 million of expenses incurred in connection with our August 2018 secondary offering of common stock. For the three months ended September 30, 2017, we incurred transaction-related costs of $11.7 million. These costs consisted of $6.4 million of fees incurred in connection with the acquisition of Symphony Health, $5.3 million of stock-based compensation expense related to the release of a portion of the transfer restrictions on vested options, $1.0 million of expenses incurred in connection with our August 2017 secondary offering of common stock, and a $1.0 million reduction to the estimated Parallel 6, Inc., or Parallel 6, earn-out liability.

Depreciation and amortization expense increased by $9.4 million, or 49.9%, from $18.9 million during the three months ended September 30, 2017 to $28.3 million during the three months ended September 30, 2018. The increase in depreciation and amortization expense is primarily due to the continued amortization of our acquired intangibles, which increased as a result of the Symphony Health acquisition in September 2017.

Interest expense, net, increased by $2.9 million, or 24.8%, from $11.6 million during the three months ended September 30, 2017 to $14.4 million during the three months ended September 30, 2018. Interest expense on our first lien term loans increased by $4.4 million, primarily due to the Incremental Borrowing to fund the Symphony Health acquisition, and an additional $0.6 million increase in interest expense was attributable to additional borrowings under the accounts receivable financing agreement. This was offset by a decrease of $2.2 million in interest expense associated with repayment of our 9.5% senior notes due 2023, or Senior Notes, in 2017.

Loss on modification of debt was $0.5 million for the three months ended September 30, 2018 consisting of previously capitalized unamortized debt financing costs that were expensed as a result of voluntary debt repayments made during the quarter. The loss on modification of debt incurred during the three months ended September 30, 2017, totaling $3.1 million, was associated with the Incremental Borrowing to fund the acquisition of Symphony Health.

Foreign currency losses, net, changed by $11.0 million from foreign currency losses of $12.8 million during the three months ended September 30, 2017 to foreign currency losses of $1.8 million during the three months ended September 30, 2018. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended September 30, 2017, foreign currency losses were primarily due to the U.S. dollar weakening against the GBP, EUR, Canadian dollar, or CAD, and the Russian ruble, or RUB by 3.1%, 3.3%, 4.2%, and 2.5%, respectively. The decrease in foreign currency losses, net during the three months ended September 30, 2018 is primarily due to the reclassification of certain intercompany balances that were deemed to be of a long-term investment nature.

Provision for income taxes increased by $38.5 million from a benefit of $18.2 million during the three months ended September 30, 2017 to a provision of $20.2 million during the three months ended September 30, 2018. Our effective tax rate was (60.1)% and 91.8% during the three months ended September 30, 2017 and 2018, respectively. The increase in the effective tax rate of 151.9% was primarily attributable to (i) the U.S. inclusion of amounts related to the estimated tax on GILTI, (ii) the U.S. inclusion of the estimated amounts related to BEAT, (iii) the inclusion of the effect of the release of the valuation allowance on the Company’s net federal deferred tax assets during the three months ended September 30, 2017, and (iv) the increase in fair value of the earn-out liability related to the stock acquisition of Symphony Health, which is not deductible for tax but instead increases tax stock basis.

Consolidated Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

		Change
	Nine Months Ended September 30, 2017	$ Change	Adoption of ASC 606 (1)	Nine Months Ended September 30, 2018
(in thousands)
Revenue
Service revenue	$1,379,572	$328,259	$—
Reimbursement revenue - out-of-pocket costs	223,921	13,386	—
Total revenue	1,603,493	341,645	197,136	$2,142,274
Operating expenses
Direct costs (exclusive of depreciation and amortization)	914,988	219,521	—	1,134,509
Reimbursable out-of-pocket costs	223,921	13,386	—	237,307
Reimbursable investigator fees	—	—	193,585	193,585
Selling, general and administrative	229,770	45,654	—	275,424
Transaction-related costs	11,816	20,893	—	32,709
Depreciation and amortization	50,146	34,017	—	84,163
Loss on disposal of fixed assets	240	(219)	—	21
Income from operations	172,612	8,393	3,551	184,556
Interest expense, net	(31,088)	(12,772)	—	(43,860)
Loss on modification or extinguishment of debt	(3,089)	2,635	—	(454)
Foreign currency losses, net	(35,004)	33,588	—	(1,416)
Other expense, net	(200)	(1)	—	(201)
Income before income taxes and equity in income of unconsolidated joint ventures	103,231	31,843	3,551	138,625
(Benefit from) provision for income taxes	(165)	54,137	1,420	55,392
Income before equity in income of unconsolidated joint ventures	103,396	(22,294)	2,131	83,233
Equity in income of unconsolidated joint ventures, net of tax	92	26	—	118
Net income	103,488	(22,268)	2,131	83,351
Net income attributable to noncontrolling interest	(513)	(385)	—	(898)
Net income attributable to PRA Health Sciences, Inc.	$102,975	$(22,653)	$2,131	$82,453
(1) See Note 1, Basis of Presentation, to our consolidated condensed financial statements for information about the adoption of ASC 606.

Revenue increased by $538.8 million, or 33.6%, from $1,603.5 million during the nine months ended September 30, 2017 to $2,142.3 million during the nine months ended September 30, 2018. Revenue for the nine months ended September 30, 2018 includes $197.1 million in reimbursable investigator fees and adjustments to revenue as a result of the adoption of ASC 606. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, revenue increased $328.3 million. Revenue for the nine months ended September 30, 2018 benefited from an increase in billable hours, an increase in the effective rate of hours billed on our studies, a favorable impact of $14.2 million from foreign currency exchange rate fluctuations, and an increase of $156.6 million due to the acquisition of Symphony Health, which was completed on September 6, 2017. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs increased by $219.5 million, or 24.0%, from $915.0 million during the nine months ended September 30, 2017 to $1,134.5 million during the nine months ended September 30, 2018. Salaries and related benefits in our Clinical Research segment increased $98.4 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth and includes an unfavorable impact of $13.2 million from foreign currency exchange rate fluctuations. The addition of our Data Solutions segment resulted in $111.6 million of incremental direct costs during the nine months ended September 30, 2018. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, direct costs as a percentage of revenue were 66.4% and 66.3% during the nine months ended September 30, 2018 and 2017, respectively.

Reimbursable out-of-pocket costs increased by $13.4 million from $223.9 million during the nine months ended September 30, 2017 to $237.3 million during the nine months ended September 30, 2018. Reimbursable investigator fees were $193.6 million during the nine months ended September 30, 2018. Reimbursable investigator fees were recorded on a net basis prior to our adoption of ASC 606, and therefore we did not record any reimbursable investigator fees during the nine months ended September 30, 2017. We believe that the fluctuations in reimbursable costs from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $45.7 million or 19.9%, from $229.8 million during the nine months ended September 30, 2017 to $275.4 million during the nine months ended September 30, 2018. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits as we continue to hire staff to support our growing business and increased facility costs related to additional office space needed for our growth. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, selling, general and administrative expenses as a percentage of revenue were 16.1% and 16.7% during the nine months ended September 30, 2018 and 2017, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily related to our continued efforts to effectively leverage our selling and administrative functions.

For the nine months ended September 30, 2018, we incurred $32.7 million in transaction-related costs. These costs consisted of $30.9 million for changes in the estimated fair value of contingent consideration related to our recent acquisitions, $0.8 million of stock-based compensation expense related to the release of a portion of the transfer restrictions on vested options, $0.5 million of third-party fees associated with the amendment to our accounts receivable financing agreement and $0.5 million of expenses incurred in connection with our August 2018 secondary offering of common stock. For the nine months ended September 30, 2017, we incurred $6.4 million of fees in connection with the acquisition of Symphony Health, $5.3 million of stock-based compensation expense related to the release of a portion of the transfer restrictions on vested options, $1.0 million of third-party costs incurred in connection with our August 2017 secondary offering of common stock, and a $0.9 million reduction to the Parallel 6 and Nextrials, Inc. estimated earn-out liability.

Depreciation and amortization expense increased by $34.0 million, or 67.8%, from $50.1 million during the nine months ended September 30, 2017 to $84.2 million during the nine months ended September 30, 2018. The increase in depreciation and amortization expense is primarily due to the continued amortization of our acquired intangibles, which increased as a result of the Symphony Health acquisition in September 2017.

Interest expense, net, increased by $12.8 million, or 41.1%, from $31.1 million during the nine months ended September 30, 2017 to $43.9 million during the nine months ended September 30, 2018. Interest expense on our first lien term loans increased by $16.5 million, primarily due to the Incremental Borrowing to fund the Symphony Health acquisition, and an additional $1.2 million increase in interest expense was attributable to additional borrowings under the accounts receivable financing agreement. This was offset by a decrease of $6.5 million associated with repayment of our Senior Notes in 2017.

Loss on extinguishment of debt was $0.5 million for the nine months ended September 30, 2018 consisting of previously capitalized unamortized debt financing costs that were expensed as a result of voluntary debt repayments made during the year. The loss on modification of debt during the nine months ended September 30, 2017, totaling $3.1 million, consisted of fees associated with the Incremental Borrowing under the 2016 Credit Facilities to fund the acquisition of Symphony Health.

Foreign currency losses, net, decreased $33.6 million from $35.0 million during the nine months ended September 30, 2017 to $1.4 million during the nine months ended September 30, 2018. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the nine months ended September 30, 2017, foreign currency losses were primarily due to the U.S. dollar weakening against the GBP, EUR, CAD, and RUB, by 8.6%, 12.0%, 7.9% and 6.0%, respectively. The decrease in foreign currency losses, net during the nine months ended September 30, 2018 is primarily due to the reclassification of certain intercompany balances that were deemed to be of a long-term investment nature.

Provision for income taxes increased by $55.6 million from a benefit of $0.2 million during the nine months ended September 30, 2017 to a provision of $55.4 million during the nine months ended September 30, 2018. Our effective tax rate was (0.2)% and 40.0% during the nine months ended September 30, 2017 and 2018, respectively. The increase in the effective tax rate of 40.2% was primarily attributable to (i) the U.S. inclusion of amounts related to the estimated tax on GILTI, (ii) the U.S. inclusion of the estimated amounts related to BEAT, (iii) the inclusion of the effect of the release of the valuation allowance on the Company’s net federal deferred tax assets during the nine months ended September 30, 2017, and (iv) the increase in fair value of the earn-out liability related to the stock acquisition of Symphony Health which is not deductible for tax but instead increases tax stock basis.

Segment Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Clinical Research

		Change
	Three Months Ended September 30, 2017	$ Change	Adoption of ASC 606 (See Note 1)	Three Months Ended September 30, 2018
(in thousands)
Service revenue	$475,588	$36,725	$—
Reimbursement revenue - out-of-pocket costs	87,459	(9,875)	—
Total revenue	563,047	26,850	67,082	$656,979
Segment profit	$160,684	$21,592	$1,949	$184,225

Revenue increased by $93.9 million, or 16.7%, from $563.0 million during the three months ended September 30, 2017 to $657.0 million during the three months ended September 30, 2018. Revenue for the three months ended September 30, 2018 includes $67.1 million in reimbursement revenue as a result of the adoption of ASC 606. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, revenue increased by $36.7 million. Revenue for the three months ended September 30, 2018 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $23.5 million, or 14.7%, from $160.7 million during the three months ended September 30, 2017 to $184.2 million during the three months ended September 30, 2018 primarily due to an increase in revenue. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, segment profit as a percentage of revenue increased from 33.8% during the three months ended September 30, 2017 to 35.6% for the same period in 2018.

Data Solutions

		Change
	Three Months Ended September 30, 2017	$ Change	Adoption of ASC 606 (See Note 1)	Three Months Ended September 30, 2018
(in thousands)
Revenue	$18,962	$41,655	$—	$60,617
Segment profit	$7,001	$12,231	$—	$19,232

The Company acquired Symphony Health on September 6, 2017. The Company recognized $60.6 million of revenue and $41.4 million in direct costs during the three months ended September 30, 2018. See Note 3, Business Combinations, to our consolidated condensed financial statements for information about the acquisition.

Segment Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Clinical Research

		Change
	Nine Months Ended September 30, 2017	$ Change	Adoption of ASC 606 (See Note 1)	Nine Months Ended September 30, 2018
(in thousands)
Service revenue	$1,360,610	$171,709	$—
Reimbursement revenue - out-of-pocket costs	223,921	13,386	—
Total revenue	1,584,531	185,095	197,136	$1,966,762
Segment profit	$457,583	$63,821	$3,551	$524,955

Revenue increased by $382.2 million, or 24.1%, from $1,584.5 million during the nine months ended September 30, 2017 to $1,966.8 million during the nine months ended September 30, 2018. Revenue for the nine months ended September 30, 2018 includes $197.1 million in reimbursement revenue as a result of the adoption of ASC 606. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, revenue increased by $171.7 million. Revenue for the nine months ended September 30, 2018 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $67.4 million, or 14.7%, from $457.6 million during the nine months ended September 30, 2017 to $525.0 million during the nine months ended September 30, 2018 primarily due to an increase in revenue. Excluding the impact of the adoption of ASC 606 and reimbursement revenue, segment profit as a percentage of revenue increased from 33.6% during the nine months ended September 30, 2017 to 34.0% for the same period in 2018.

Data Solutions

		Change
	Nine Months Ended September 30, 2017	$ Change	Adoption of ASC 606 (See Note 1)	Nine Months Ended September 30, 2018
(in thousands)
Revenue	$18,962	$156,550	$—	$175,512
Segment profit	$7,001	$44,917	$—	$51,918

The Company acquired Symphony Health on September 6, 2017. The Company recognized $175.5 million of revenue and $123.6 million in direct costs during the nine months ended September 30, 2018. See Note 3, Business Combinations, to our consolidated condensed financial statements for information about the acquisition.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of September 30, 2018, we had approximately $127.5 million of cash and cash equivalents of which $48.2 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $2,133.0 million during the nine months ended September 30, 2018, including $258.3 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $1,780.9 million during the nine months ended September 30, 2017, including $186.4 million of funds received from customers to pay investigators. The increase in cash collections during the nine months ended September 30, 2018 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the nine months ended September 30, 2018, net cash provided by operations was $198.6 million, compared to $117.8 million for the same period of 2017. Cash provided by operating activities increased over the prior year primarily due to increased cash flows from our operating performance, as well as a decrease in cash outflows from working capital, offset by the portion of acquisition related earn-out payments being classified as an outflow from operating activities. The changes in working capital were driven by changes in our accounts receivable, unbilled services and advanced billings accounts, as a result of an improvement in our days sales outstanding as compared to the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $39.7 million during the nine months ended September 30, 2018, compared to $599.6 million for the same period of 2017. There were no cash outflows from acquisitions during the nine months ended September 30, 2018 compared to $559.6 million of net cash outflows during the nine months ended September 30, 2017. Additionally, cash outflows from capital expenditures increased from $39.3 million during the nine months ended September 30, 2017 to $40.1 million during the same period in 2018.

Cash Flow from Financing Activities

Net cash used in financing activities was $221.6 million during the nine months ended September 30, 2018 compared to net cash provided by financing activities of $523.7 million for the same period of 2017. During the nine months ended September 30, 2018 our long-term debt balance, including borrowings under our revolving line of credit, decreased by $155.9 million due to payments on our debt compared to a $523.1 million increase in our debt during the nine months ended September 30, 2017. Cash outflows from financing activities during the nine months ended September 30, 2018 also increased due to the portion of acquisition related earn-out payments being classified as a financing activity.

Indebtedness

As of September 30, 2018, we had $1,196.5 million of total indebtedness. Additionally, our 2016 Revolver provides $225.0 million of potential borrowings. At September 30, 2018, we had no outstanding borrowings under our 2016 Revolver and had $5.1 million in letters of credit outstanding, which are secured by the 2016 Revolver. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of September 30, 2018, we were in compliance with these covenants.

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

Contractual Obligations and Commercial Commitments

In May 2018, we amended our receivable financing agreement to increase the agreement's borrowing capacity to $200.0 million and extend the termination date from March 22, 2019 to May 31, 2021. Additional amounts drawn down under our receivable financing agreement were used to repay amounts outstanding under the revolving credit facilities. During the year, we have also made $92.8 million in additional voluntary principal payments on our first lien term loan. As a result of these changes, our long-term debt obligations as of September 30, 2018 are updated below.

	Payments Due by Period
	Remaining 2018 (3 Months)	2019 to 2020	2021 to 2022	Thereafter	Total
	(in thousands)
Principal payments on long-term debt (1)	$—	$—	$1,196,533	$—	$1,196,533
Interest payments on long-term debt (1)	11,429	90,824	39,355	—	141,608
Total	$11,429	$90,824	$1,235,888	$—	$1,338,141

(1) Principal payments are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on September 30, 2018.

See Note 8 to our consolidated condensed financial statements for more information. Other than the items included above, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2017.

Critical Accounting Policies and Estimates

Other than the accounting policy changes noted in Note 2, Significant Accounting Policies Update, of the consolidated condensed financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We caution you that actual results may differ materially from our expectations due to a number of factors, including, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; we may underprice our contracts, overrun our cost estimates or fail to receive approval or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; if we are unable to achieve operating efficiencies or grow revenues faster than expenses, operating margins will be adversely affected; if we are unable to attract investigators and patients for our clinical trials, our clinical development business may suffer; we could be subject to employment liability with our embedded and functional outsourcing solutions as we place employees at the physical workplaces of our clients; we may be unable to recruit experienced personnel; changes in accounting standards may adversely affect our financial statements; our effective income tax rate may fluctuate, which may adversely affect our operations, earnings, and earnings per share; we may be unable to maintain information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; due to the global nature of our business, we may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar non-U.S. laws; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, damage our reputation and cause us to lose existing business or not receive new business; government regulators or customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulations affecting the biopharmaceutical industry and our business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; our insurance may not cover all of our indemnification obligations and other liabilities; we are subject to a number of additional risks associated with doing business outside of the United States, including foreign currency exchange fluctuations and restrictive regulations, as well as the risks and uncertainties associated with the United Kingdom’s expected withdrawal from the European Union; if we do not keep pace with rapid technological changes, our services may become less competitive or obsolete; our relationships with existing or potential clients who are in competition with each other may adversely impact the degree to which other clients or potential clients use our services; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; our balance sheet includes a significant amount of goodwill and intangible assets and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets; our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited; if we are unable to manage our growth effectively our business could be harmed; our reliance on third parties for data, products, services and intellectual property licenses; the biopharmaceutical services industry is fragmented and highly competitive; biopharmaceutical industry outsourcing trends could change and adversely affect our operations and growth rate; current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost or could limit our service offerings; patent and other intellectual property litigation; circumstances beyond our control could cause industry-wide reduction in demand for our services; we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition; and other factors that are set forth in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed on February 22, 2018.

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

Item 4. Controls and Procedures

As of September 30, 2018, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make appropriate changes to our internal control over the financial reporting of Symphony Health, which was acquired on September 6, 2017, as we integrate Symphony Health into our overall internal control process. See discussion of this acquisition in Note 3, Business Combinations, of the Notes to the Consolidated Condensed Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

10.1**
Employment Agreement, effective August 16, 2018, between PRA Health Sciences, Inc. and Colin Shannon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2018 (No. 001-36732))

10.2**
Form of Option Grant Notice and Option Agreement under the PRA Health Sciences, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2018 (No. 001-36732)).

10.3**
Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the PRA Health Sciences, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 20, 2018 (No. 001-36732)).

10.4
Underwriting Agreement, dated as of August 6, 2018, among PRA Health Sciences, Inc., the Selling Stockholder named therein and Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018 (No. 001-36732)).

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

101
The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Condensed Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30. 2018 and 2017, (iii) Consolidated Condensed Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Consolidated Condensed Financial Statements.

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

Date: November 6, 2018