Form 10-Q
period 2019-03-31
PRA Health Sciences, Inc.
filed 2019-05-02
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
(Address of principal executive offices) (Zip Code)
(919) 786-8200
(Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered	Trading symbol
Common Stock $0.01 par vale	Nasdaq Global Select Market	PRAH

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	65,662,512 shares outstanding as of April 30, 2019

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$177,142	$144,221
Restricted cash	457	488
Accounts receivable and unbilled services, net	597,212	568,099
Other current assets	80,914	69,547
Total current assets	855,725	782,355
Fixed assets, net	163,553	154,764
Lease right-of-use assets, net	179,532	—
Goodwill	1,499,899	1,494,762
Intangible assets, net	689,038	704,446
Other assets	47,823	50,140
Total assets	$3,435,570	$3,186,467
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,655	$43,734
Accrued expenses and other current liabilities	428,531	413,783
Current portion of operating lease liabilities	30,985	—
Advanced billings	432,482	441,357
Total current liabilities	950,653	898,874
Long-term debt, net	1,082,714	1,082,384
Long-term portion of operating lease liabilities	170,210	—
Deferred tax liabilities	90,105	100,712
Other long-term liabilities	26,724	53,077
Total liabilities	2,320,406	2,135,047
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 65,646,621 and 65,394,526 at March 31, 2019 and December 31, 2018, respectively	656	654
Additional paid-in capital	980,450	960,535
Accumulated other comprehensive loss	(169,624)	(170,659)
Retained earnings	297,165	254,500
Equity attributable to PRA Health Sciences, Inc. stockholders	1,108,647	1,045,030
Noncontrolling interest	6,517	6,390
Total stockholders' equity	1,115,164	1,051,420
Total liabilities and stockholders' equity	$3,435,570	$3,186,467

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$722,022	$701,837
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	377,888	381,432
Reimbursable expenses	140,620	141,008
Selling, general and administrative expenses	97,095	91,702
Transaction-related costs	—	(11,578)
Depreciation and amortization expense	27,608	27,339
Loss (gain) on disposal of fixed assets, net	88	(14)
Income from operations	78,723	71,948
Interest expense, net	(12,369)	(14,825)
Foreign currency gains (losses), net	6,128	(83)
Other expense, net	(88)	(199)
Income before income taxes and equity in income of unconsolidated joint ventures	72,394	56,841
Provision for income taxes	28,138	17,654
Income before equity in income of unconsolidated joint ventures	44,256	39,187
Equity in income of unconsolidated joint ventures, net of tax	—	28
Net income	44,256	39,215
Net income attributable to noncontrolling interest	(172)	(234)
Net income attributable to PRA Health Sciences, Inc.	$44,084	$38,981
Net income per share attributable to common stockholders:
Basic	$0.68	$0.61
Diluted	$0.66	$0.59
Weighted average common shares outstanding:
Basic	65,192	63,530
Diluted	66,847	66,161

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$44,256	$39,215
Other comprehensive (loss) income:
Foreign currency translation adjustments	143	17,883
Unrealized (losses) gains on derivative instruments, net of income tax of $(514) and $970	(1,433)	2,723
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $308 and $525	861	1,473
Comprehensive income	43,827	61,294
Comprehensive income attributable to noncontrolling interest	(127)	(582)
Comprehensive income attributable to PRA Health Sciences, Inc.	$43,700	$60,712

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated Other Comprehensive Loss (Note 13)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2018	65,395	$654	$960,535	$(170,659)	$254,500	$6,390	$1,051,420
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	1,419	(1,419)	—	—
Balance at January 1, 2019	65,395	654	960,535	(169,240)	253,081	6,390	1,051,420
Exercise of common stock options and employee stock purchase plan purchases	219	2	10,668	—	—	—	10,670
Stock-based compensation	33	—	9,247	—	—	—	9,247
Net income	—	—	—	—	44,084	172	44,256
Other comprehensive loss, net of tax	—	—	—	(384)	—	(45)	(429)
Balance at March 31, 2019	65,647	$656	$980,450	$(169,624)	$297,165	$6,517	$1,115,164

				Accumulated Other Comprehensive Loss (Note 13)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2017	63,624	$636	$905,423	$(136,470)	$161,182	$5,710	$936,481
Impact to retained earnings from adoption of ASC 606	—	—	—	—	(60,587)	—	(60,587)
Balance at January 1, 2018	63,624	636	905,423	(136,470)	100,595	5,710	875,894
Exercise of common stock options and employee stock purchase plan purchases	436	5	1,384	—	—	—	1,389
Stock-based compensation	—	—	6,299	—	—	—	6,299
Net income	—	—	—	—	38,981	234	39,215
Other comprehensive income, net of tax	—	—	—	21,731	—	348	22,079
Balance at March 31, 2018	64,060	$641	$913,106	$(114,739)	$139,576	$6,292	$944,876

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$44,256	$39,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,608	27,339
Amortization of debt issuance costs	448	534
Amortization of terminated interest rate swaps	1,631	1,774
Stock-based compensation expense	9,247	6,299
Change in fair value of acquisition-related contingent consideration	—	(11,578)
Unrealized foreign currency gains, net	(7,967)	(1,068)
Deferred income tax (benefit) expense	(10,521)	15,821
Other reconciling items	(78)	336
Changes in operating assets and liabilities:
Accounts receivable, unbilled services and advanced billings	(36,848)	(24,520)
Other operating assets and liabilities	13,250	15,495
Payment of acquisition-related contingent consideration	—	(35,029)
Net cash provided by operating activities	41,026	34,618
Cash flows from investing activities:
Purchase of fixed assets	(19,895)	(13,812)
Proceeds received (cash paid) for interest on interest rate swap, net	416	(339)
Distributions from unconsolidated joint ventures	418	—
Net cash used in investing activities	(19,061)	(14,151)
Cash flows from financing activities:
Payment of acquisition-related contingent consideration	—	(79,663)
Repayments of long-term debt	—	(7,197)
Proceeds from stock issued under employee stock purchase plan and stock option exercises	10,419	2,243
Net cash provided by (used in) financing activities	10,419	(84,617)
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	506	1,878
Change in cash, cash equivalents, and restricted cash	32,890	(62,272)
Cash, cash equivalents, and restricted cash, beginning of period	144,709	192,890
Cash, cash equivalents, and restricted cash, end of period	$177,599	$130,618

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

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of the Company and variable interest entities where the Company is the primary beneficiary. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recently Implemented Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Codification, or ASC, Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach provided by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” The revised modified retrospective approach recognizes the effects of initially applying the new leases standard as a cumulative effect adjustment to retained earnings as of the adoption date. Under this election, the provisions of ASC 840 apply to the accounting and disclosures for lease arrangements in the comparative periods in the Company's financial statements.

The adoption of ASC 842 resulted in the recognition of lease liabilities of $211.7 million (recorded as $31.9 million in short-term lease liabilities and $179.8 million in long-term lease liabilities) and $187.1 million of lease right-of-use ("ROU") assets as of January 1, 2019. Upon adoption of ASC 842, the Company had lease obligations associated with deferred rent, lease loss liabilities, above market lease liabilities, and tenant improvement allowances, totaling $25.7 million, that were reclassified to the lease right-to-use assets. The Company had prepaid rent balances, totaling $1.1 million, that were reclassified to current portion of operating lease liabilities. The adoption of ASC 842 did not impact the statement of operations for the three months ended March 31, 2019, consolidated statement of cash flows, or earnings per share. See Note 2 "Significant Accounting Policies" for further disclosures regarding the adoption of ASC 842.

In August 2017, the Financial Accounting Standards Board, or FASB, issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," in order to simplify certain aspects of hedge accounting and improve disclosures of hedging arrangements. ASU No. 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. The Company adopted this standard effective January 1, 2019 and the application of ASU No. 2017-12 did not have a material impact on the Company's consolidated condensed financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Act. The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The Company adopted this standard effective January 1, 2019 and the application of ASU No. 2018-02 resulted in a reclassification of $1.4 million from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from the Act.

In October 2018, the FASB issued ASU No. 2018-16, "Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which amends ASC 815, Derivatives and Hedging. This ASU adds the OIS rate based on SOFR to the list of permissible benchmark rates for hedge accounting purposes. The Company adopted ASU No. 2018-16 concurrent with adoption of ASU No. 2017-12, on January 1, 2019, and the application of ASU No. 2018-16 did not have a material impact on the Company’s consolidated condensed financial statements.

Recently Issued Accounting Pronouncements

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

Cash, Cash Equivalents, and Restricted Cash

The Company receives cash advances from its customers to be used for the payment of investigator fees and other pass-through expenses. The terms of certain customer contracts require that such advances be maintained in separate escrow accounts; thus, these accounts are not commingled with the Company’s cash and cash equivalents. These accounts are presented separately in the consolidated condensed balance sheets as restricted cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows (in thousands):

	March 31,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$177,142	$129,901	$144,221	$192,229
Restricted cash	457	717	488	661
Total cash, cash equivalents, and restricted cash	$177,599	$130,618	$144,709	$192,890

(2) Significant Accounting Policies
Significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to the Company's accounting policies as a result of adopting ASC 842 are discussed below:
On January 1, 2019, the Company adopted ASC 842 using the revised modified retrospective approach. The revised modified retrospective approach recognizes the effects of initially applying the new leases standard as a cumulative effect adjustment to retained earnings as of the adoption date. Under this election, the provisions of ASC 840 apply to the accounting and disclosures for lease arrangements in the comparative periods in an entity’s financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, in which the Company need not reassess (i) the historical lease classification, (ii) whether any expired or existing contract is or contains a lease, or (iii) the initial direct costs for any existing leases.

The Company’s material lease obligations are operating leases for office and other facilities in which the Company conducts business. The facility leases generally provide an initial lease term ranging from five to 20 years and include one or more optional extensions. The Company's leases have remaining lease terms of one year to 17 years. The leases typically include rent escalation clauses and for some markets the leases frequently include periodic market adjustments to the base rent over the term of the lease. In certain instances, the Company subleases space that has been exited or is no longer required. The Company’s sublease income is immaterial.

Upon the initial application of ASC 842 on January 1, 2019 (the “transition date”), lease liabilities were measured by using the remaining minimum rental payments under ASC 840. The Company’s ASC 840 minimum rental payments include executory costs and rental payments that depend on an index or rate are calculated based on the rate in effect at the transition date. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the transition date. In addition to recognizing the lease liability, the Company recognized a corresponding asset representing its right to use the underlying asset over the lease term, referred to as the lease ROU asset. The ROU asset is initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives and deferred rent. As of the transition date, the Company’s leases consisted of only operating leases and upon recognition of the lease liability and ROU assets, there was no adjustment to retained earnings.

All leases entered into after January 1, 2019 are accounted for under ASC 842. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset. The Company determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by a lessee.

At the lease commencement date, a lease liability is recognized based on the present value of the lease payments not yet paid, discounted using the discount rate for the lease at lease commencement. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. As the Company's leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the lease term and economic environment at the lease commencement date. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. With limited exceptions, the nature of the Company's facility leases is such that there are not economic or other conditions that would indicate that it is reasonably certain at lease commencement that the Company will exercise options to extend the term.

The Company determines if its lease obligations are operating or finance leases at the lease commencement date and considers whether the lease grants an option to purchase the underlying asset that it is reasonably certain to exercise, the remaining economic life of the underlying asset, the present value of the sum of the remaining lease payments and any residual value guaranteed, and the nature of the asset.

The initial measurement of the lease liability is determined based on the future lease payments, which may include lease payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. The Company’s contracts that include a lease component generally include additional services that are transferred to the lessee (e.g., common-area maintenance services), which are nonlease components. Contracts typically also include other costs and fees that do not provide a separate service to the lessee, such as costs paid by the lessee to reimburse the lessor for administrative costs or payment for the lessor’s costs for property taxes, insurance related to the leased asset, and other lessor costs. The Company elected the practical expedient to account for the lease and nonlease components as a single lease component. At the lease commencement date, the Company recognizes a ROU asset representing its right to use the underlying asset over the lease term. If significant events, changes in circumstances, or other events indicate that the lease term has changed, the Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the ROU asset. These reassessment events are typically related to the exercise of optional renewals or significant new investments in leasehold improvements. The costs of services and costs related to reimbursements of the lessor’s cost are generally variable rent obligations, which are excluded from the future lease payments included in the lease liability. For leases with a term of one year or less (“short-term leases”), the Company has elected to not recognize the lease liability for these arrangements and the lease payments are recognized in the consolidated statement of operations on a straight-line basis over the lease term.

The total expense for the operating lease liability is recognized on a straight-line basis over the lease term, beginning on the lease commencement date. The Company classifies the lease costs within operating expenses consistent with the classification policies for all other operating costs.

The components of lease expense were as follows for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Lease cost:
Operating lease cost	$9,469
Short-term lease cost	536
Variable lease cost	1,684
Lease income	(39)
Net lease cost	$11,650

Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurements of lease liabilities, all included in operating cash flows:	$9,807
Right-of-use assets obtained in exchange for lease obligations	846

Supplemental balance sheet information related to leases was as follows as of March 31, 2019:

As of March 31, 2019
Weighted average remaining lease term	8.4 years
Weighted average discount rate	4.3%

Maturities of operating lease liabilities were as follows as of March 31, 2019 (in thousands):

2019 (remaining)	$28,204
2020	37,983
2021	34,636
2022	27,655
2023	21,973
Thereafter	90,691
Total lease payments	241,142
Less imputed interest	(39,947)
Total	$201,195

As of March 31, 2019, the Company has additional non-cancelable operating leases that have not yet commenced with future lease payments totaling $13.3 million. These leases will commence in April 2019 with initial lease terms of five to seven years.

As of December 31, 2018, the Company disclosed the following future non-cancelable rent obligations as determined under ASC 840 (in thousands):

2019	$43,675
2020	40,948
2021	37,469
2022	30,238
2023	24,235
Thereafter	90,978
Total lease payments	$267,543

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets that are measured on a recurring basis as of March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$908	$—	$908
Total	$—	$908	$—	$908

Non-recurring Fair Value Measurements

Certain assets and liabilities are carried on the accompanying consolidated condensed balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include finite-lived intangible assets that are tested for impairment when a triggering event occurs and goodwill and identifiable indefinite-lived intangible assets that are tested for impairment annually on October 1 or when a triggering event occurs.

As of March 31, 2019, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $2,188.9 million and are identified as Level 3 assets. These assets are comprised of goodwill of $1,499.9 million and identifiable intangible assets, net of $689.0 million.

Refer to Note 7, Revolving Credit Facilities and Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

(4) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, and derivatives. As of March 31, 2019, substantially all of the Company’s cash and cash equivalents and derivatives were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

There were no individual customers for which revenue was greater than 10% of consolidated revenue in the three months ended March 31, 2019 and 2018.

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	March 31,	December 31,
	2019	2018
Customer A	11.8%	12.2%
Customer B	*	11.4%

* Less than 10%

(5) Accounts Receivable, Unbilled Services and Advanced Billings

Accounts receivable and unbilled services were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Accounts receivable	$463,256	$437,001
Unbilled services	136,252	133,147
Total accounts receivable and unbilled services	599,508	570,148
Less allowance for doubtful accounts	(2,296)	(2,049)
Total accounts receivable and unbilled services, net	$597,212	$568,099

Unbilled services as of March 31, 2019 and December 31, 2018 includes $69.2 million and $66.6 million, respectively, of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. Impairment losses on contract assets were immaterial in the three months ended March 31, 2019 and 2018.

Advanced billings were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Advanced billings	$432,482	$441,357

The $8.9 million decrease in advanced billings from December 31, 2018 to March 31, 2019 was primarily due to the timing of customer payments. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $261.1 million and $230.5 million related to advanced billings recorded as of January 1, 2019 and 2018.

Performance Obligations
Revenue recognized for the three months ended March 31, 2019 and 2018 from services completed in prior periods was $26.5 million and $3.9 million, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $4.9 billion as of March 31, 2019. This amount includes reimbursement revenue. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

(6) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2018	$1,017,903	$476,859	$1,494,762
Currency translation	5,137	—	5,137
Balance at March 31, 2019	$1,023,040	$476,859	$1,499,899

There are no accumulated impairment charges as of March 31, 2019 and December 31, 2018.

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$558,247	$(112,183)	$446,064	$555,915	$(103,248)	$452,667
Trade names (finite-lived)	28,522	(13,756)	14,766	28,505	(12,810)	15,695
Patient list and other intangibles	44,474	(32,118)	12,356	44,474	(30,939)	13,535
Database	137,100	(39,258)	97,842	137,100	(32,561)	104,539
Total finite-lived intangible assets	768,343	(197,315)	571,028	765,994	(179,558)	586,436
Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$886,353	$(197,315)	$689,038	$884,004	$(179,558)	$704,446

Amortization expense was $17.2 million and $18.1 million for the three months ended March 31, 2019 and 2018, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2019 (remaining)	$51,545
2020	69,108
2021	63,999
2022	49,610
2023	37,867
2024 and thereafter	298,899
Total	$571,028

(7) Revolving Credit Facilities and Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Term loans, first lien	$916,533	$916,533
Accounts receivable financing agreement	170,000	170,000
Total debt	1,086,533	1,086,533
Less current portion of long-term debt	—	—
Total long-term debt	1,086,533	1,086,533
Less debt issuance costs	(3,819)	(4,149)
Total long-term debt, net	$1,082,714	$1,082,384

Principal payments on long-term debt are due as follows (in thousands):

Current maturities of long-term debt:
2019 (remaining)	$—
2020	—
2021	1,086,533
2022	—
Total	$1,086,533

2016 Credit Facilities

The senior secured credit facilities, or 2016 Credit Facilities, provide senior secured financing up to $1,400.0 million, consisting of:

•a first lien term loan in an aggregate principal amount of up to $1,175.0 million; and
•revolving credit facilities, or the 2016 Revolver, in an aggregate principal amount of up to $225.0 million

As collateral for borrowings under the 2016 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of wholly-owned U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The 2016 Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the 2016 Credit Facilities, subject to compliance with applicable law, as of March 31, 2019 and December 31, 2018, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The 2016 Credit Facilities also contain customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.00% to 2.00%, in the case of LIBOR loans, and 0.00% to 1.00%, in the case of ABR loans. The Company has the option of 1, 2, 3 or 6 month base interest rates. For the three months ended March 31, 2019, the weighted average interest rate on the first lien term loan was 3.96%.

2016 Revolver

The 2016 Revolver provides for $225.0 million of potential borrowings and expires on December 6, 2021. The interest rate on the 2016 Revolver is based on the LIBOR with a 0% LIBOR floor or ABR, at the election of the Company, plus an applicable margin, based on the leverage ratio of the Company. The Company, at its discretion, may elect interest periods of 1, 2, 3 or 6 months. The Company is required to pay to the lenders a commitment fee for unused commitments of 0.2% to 0.4% based on the Company’s debt-to-EBITDA ratio. At March 31, 2019 and December 31, 2018, the Company had no outstanding borrowings under the 2016 Revolver. In addition, at March 31, 2019 and December 31, 2018, the Company had $5.5 million and $5.4 million, respectively, in letters of credit outstanding, which are secured by the 2016 Revolver.

Accounts Receivable Financing Agreement

The Company had $170.0 million outstanding on its accounts receivable financing agreement as of March 31, 2019 and December 31, 2018.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.25%. The Company may prepay loans upon one business day's prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. For the three months ended March 31, 2019, the weighted average interest rate on the accounts receivable financing agreement was 4.00%.

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

At March 31, 2019 and December 31, 2018, there was $30.0 million of remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,084.2 million at March 31, 2019 and December 31, 2018. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 2 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(8) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

Noncontrolling Interest

Below is a summary of noncontrolling interest for the three months ended March 31 (in thousands):

	2019	2018
Balance as of January 1,	$6,390	$5,710
Comprehensive income
Net income	172	234
Foreign currency adjustments, net of income tax	(45)	348
Balance as of March 31,	$6,517	$6,292

(9) Stock-Based Compensation

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

The Company granted 256,000 service-based options and 46,000 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $9.5 million and $4.9 million, respectively, during the three months ended March 31, 2019.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding December 31, 2018	4,641,600	$62.29	7.8	$149.7
Granted	256,000	106.93
Exercised	(141,692)	32.33
Expired or forfeited	(51,400)	80.90
Outstanding March 31, 2019	4,704,508	$65.42	7.7	$211.3
Exercisable March 31, 2019	1,588,666	$25.11	5.5	$135.3

The Company’s RSAs/RSUs activity in 2019 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested December 31, 2018	344,250	$81.39	$31.7
Granted	46,000	105.53
Forfeited	(11,500)	84.00
Unvested March 31, 2019	378,750	$84.25	$41.8

Employee Stock Purchase Plan

In April 2017, the Board of Directors approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of any offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, commencing on January 1 and July 1 of each calendar year with the administrator of the ESPP having the right to establish different offering periods. The Company recognized stock-based compensation expense of $1.1 million and $0.8 million associated with the ESPP during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there have been 154,019 shares issued and 2,845,981 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended March 31,
	2019	2018
Direct costs	$2,928	$2,122
Selling, general and administrative	6,319	4,177
Total stock-based compensation expense	$9,247	$6,299

(10) Income Taxes

The Company’s effective income tax rate was 38.9% and 31.1% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2018 included the effect of a decrease in the fair value of the earn-out liability related to the stock acquisition of Symphony Health, which is not included in taxable income, but instead decreases tax stock basis. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2019 is primarily due to (i) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI and (ii) the U.S. inclusion of amounts related to the estimated base erosion anti abuse tax, or BEAT. Significant judgment is required related to the application of the recent U.S. tax reform (the “Act”), particularly with respect to GILTI and BEAT provisions. If changes occur in the Company’s tax structure, the structure of its customer arrangements, or interpretations of regulations that clarify these or other provisions of the Act, these changes could have a material effect on the Company’s tax provision.

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. There were no material changes to the unrecognized tax benefits during the three months ended March 31, 2019.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $5.0 million at March 31, 2019, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $5.0 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company; however, the judgment was appealed by the City of Sao Paulo. In September 2017, a judge from the Superior Court of Justice of Brazil denied relief to the City of Sao Paulo's appeal and upheld the lower court's ruling in favor of the Company for the years 2005 to 2012, and in the period from January to October 2013. The judge from the Superior Court of Justice of Brazil also ruled that the Company must appeal the lower court's verdict for October 2013 and the subsequent periods as the Judiciary Court of Justice of the State of Sao Paulo only reviewed the facts that pertained to the period before October 2013. The Company expects to recover the full amount of the deposit when the case is settled.

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

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of March 31, 2019 and December 31, 2018 (in thousands):

		March 31, 2019		December 31, 2018
	Balance Sheet Classification	Notional amount	Asset	Notional amount	Asset
Derivatives in an asset position:	Other assets	$625,000	$908	$625,000	$3,318
		$625,000	$908	$625,000	$3,318

While the hedge remains effective, the Company records the change in the fair value of derivatives designated as hedging instruments under ASC 815 to accumulated other comprehensive loss in the Company's consolidated condensed balance sheet, net of deferred taxes, and will later reclassify into earnings, including the associated tax impact, when the hedged item affects earnings or is no longer expected to occur. For other derivative contracts that do not qualify or no longer qualify for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period.

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive income for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2019	2018
Amount of pre-tax (loss) gain recognized in other comprehensive income	$(1,947)	$3,693
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	(1,169)	(1,998)

The Company expects that $5.3 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

The effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations for the three months ended March 31, 2019 and 2018, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense, net	$(12,369)	$(14,825)
Loss on cash flow hedging relationships in Subtopic 815-20 (interest contracts):
Loss reclassified from accumulated other comprehensive loss into interest expense, net	(1,169)	(1,998)

(13) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2018	$(158,349)	$(12,310)	$(170,659)
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	1,419	1,419
Balance at January 1, 2019	(158,349)	(10,891)	(169,240)
Other comprehensive loss before reclassifications	188	(1,433)	(1,245)
Reclassification adjustments	—	861	861
Balance at March 31, 2019	$(158,161)	$(11,463)	$(169,624)

Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound, Euro and Russian ruble exchange rates against the U.S. dollar. The U.S. dollar strengthened by 1.9% versus the Euro and weakened by 2.5% and 6.7% versus the British pound and the Russian ruble, respectively, between December 31, 2018 and March 31, 2019. The movement in the British pound and Russian ruble contributed to a $5.0 million and $1.5 million decrease in accumulated other comprehensive loss, respectively, which was offset by a $6.1 million increase in accumulated other comprehensive loss due to movements in the Euro during the three months ended March 31, 2019.

Derivative Instruments

See Note 12 for further information on changes to accumulated other comprehensive income related to the derivative instruments.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2019	2018
Basic weighted average common shares outstanding	65,192	63,530
Effect of dilutive stock options and other awards under share-based compensation programs	1,655	2,631
Diluted weighted average common shares outstanding	66,847	66,161

Anti-dilutive shares	1,523	1,936

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

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$666,631	$55,391	$722,022	$645,074	$56,763	$701,837

Direct costs (exclusive of depreciation and amortization)	337,515	40,373	377,888	340,845	40,587	381,432
Reimbursable expenses	140,620	—	140,620	141,008	—	141,008
Segment profit	188,496	15,018	203,514	163,221	16,176	179,397
Less expenses not allocated to segments:
Selling, general and administrative expenses			97,095			91,702
Transaction-related costs			—			(11,578)
Depreciation and amortization expense			27,608			27,339
Loss (gain) on disposal of fixed assets, net			88			(14)
Income from operations			78,723			71,948
Interest expense, net			(12,369)			(14,825)
Foreign currency gains (losses), net			6,128			(83)
Other expense, net			(88)			(199)
Income before income taxes and equity in income of unconsolidated joint ventures			$72,394			$56,841

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$442,969	$55,391	$498,360	$416,266	$56,763	$473,029
Other	12,573	—	12,573	11,992	—	11,992
Total Americas	455,542	55,391	510,933	428,258	56,763	485,021
Europe, Africa, and Asia-Pacific
United Kingdom	171,238	—	171,238	174,351	—	174,351
Netherlands	24,367	—	24,367	28,473	—	28,473
Other	15,484	—	15,484	13,992	—	13,992
Total Europe, Africa, and Asia-Pacific	211,089	—	211,089	216,816	—	216,816
Total revenue	$666,631	$55,391	$722,022	$645,074	$56,763	$701,837

(16) Subsequent Events

In April 2019, the Company made the $83.2 million payment associated with the year-end 2018 earnout to the sellers of Symphony Health Solutions Corporation, which was acquired by the Company in 2017. This payment was recorded in accrued expenses and other current liabilities in the Company's consolidated condensed balance sheets as of March 31, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "Annual Report") and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our gross new business awards for our Clinical Research segment for the three months ended March 31, 2019 and 2018 were $747.6 million and $744.1 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable expenses.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the three months ended March 31, 2019 and 2018, we had $83.0 million and $93.9 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at March 31, 2019 and 2018 was $4.4 billion and $3.8 billion, respectively.

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services and revenues from reimbursed expenses and reimbursable investigator grants that are incurred while providing our services. We do not have any material product revenues.

Costs and Expenses

Our costs and expenses are comprised primarily of our direct costs, selling, general and administrative costs, depreciation and amortization expense and income taxes.

Direct Costs (Exclusive of Depreciation and Amortization)

For our Clinical Research segment, direct costs consist primarily of labor‑related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 96.5% and 96.2% for the three months ended March 31, 2019 and 2018, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 3.0% and 4.5% of the Clinical Research segment's total direct costs for the three months ended March 31, 2019 and 2018, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 3.5% and 3.8% for the three months ended March 31, 2019 and 2018, respectively.

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 72.9% and 73.6% for the three months ended March 31, 2019 and 2018, respectively. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 19.9% and 19.8% of the Data Solutions segment's total direct costs for the three months ended March 31, 2019 and 2018, respectively. Our remaining direct costs are items such as travel, meals, and supplies and were 7.2% and 6.6% of the Data Solutions segment's total direct costs for the three months ended March 31, 2019 and 2018, respectively.

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

Reimbursable Expenses

As is customary in our industry, we also routinely enter into separate agreements on behalf of our clients with independent physician investigators in connection with clinical trials. We also receive funds from our clients for investigator fees. We are not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, we do not pay the independent physician investigator until funds are received from the client. We include these investigator fees as well as our out-of-pocket costs that are reimbursable by our customers as reimbursable expenses in our consolidated condensed statements of operations.

Reimbursable expenses are not included in our backlog because they are pass-through costs to our clients.

We believe that the fluctuations in reimbursable expenses are not meaningful to the final economic performance as measured on a net basis given that such costs are passed through to the client. The reimbursable expenses are included in our measure of progress for our long-term contracts.

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

Transaction-related Costs

Transaction-related costs for three months ended March 31, 2018 include the costs associated with the change in the fair value of acquisition-related contingent consideration.

Depreciation and Amortization Expense

Depreciation expense represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to seven years for computer hardware and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements.

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

In addition, our effective income tax rate is influenced by U.S. tax law which has been substantially modified by the U.S. Tax Cuts and Jobs Act of 2017, or the Act. The following provisions of the Act could have an adverse effect on our tax rate:

•	global intangible low-taxed income, or GILTI;

•	limitations on the U.S. deductions for net business interest;

•	base erosion anti-abuse provisions, or BEAT; and

•	performance-based compensation subject to $1 million limit.

Significant judgment is required related to the application of the Act, particularly with respect to GILTI and BEAT provisions. If changes occur in the Company’s tax structure, the structure of its customer arrangements, or interpretations of regulations that clarify these or other provisions of the Act, these changes could have a material effect on the Company’s tax provision.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended March 31,
	2019	2018
U.S. dollars per:
Euro	1.14	1.23
British pound	1.30	1.39

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018
(in thousands)
Revenue	$722,022	$701,837
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	377,888	381,432
Reimbursable expenses	140,620	141,008
Selling, general and administrative	97,095	91,702
Transaction-related costs	—	(11,578)
Depreciation and amortization expense	27,608	27,339
Loss (gain) on disposal of fixed assets	88	(14)
Income from operations	78,723	71,948
Interest expense, net	(12,369)	(14,825)
Foreign currency gains (losses), net	6,128	(83)
Other expense, net	(88)	(199)
Income before income taxes and equity in income of unconsolidated joint ventures	72,394	56,841
Provision for income taxes	28,138	17,654
Income before equity in income of unconsolidated joint ventures	44,256	39,187
Equity in income of unconsolidated joint ventures, net of tax	—	28
Net income	44,256	39,215
Net income attributable to noncontrolling interest	(172)	(234)
Net income attributable to PRA Health Sciences, Inc.	$44,084	$38,981

Revenue increased by $20.2 million, or 2.9%, from $701.8 million during the three months ended March 31, 2018 to $722.0 million during the three months ended March 31, 2019. Revenue for the three months ended March 31, 2019 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies, offset by an unfavorable impact of $8.0 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts, and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs decreased by $3.5 million, or 0.9%, from $381.4 million during the three months ended March 31, 2018 to $377.9 million during the three months ended March 31, 2019. Salaries and related benefits in our Clinical Research segment increased $11.5 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth, which was offset by a favorable impact of $14.8 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 52.3% and 54.3% during the three months ended March 31, 2019 and 2018, respectively.

Reimbursable expenses decreased by $0.4 million from $141.0 million during the three months ended March 31, 2018 to $140.6 million during the three months ended March 31, 2019. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $5.4 million, or 5.9%, from $91.7 million during the three months ended March 31, 2018 to $97.1 million during the three months ended March 31, 2019. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, including a $2.1 million increase in stock-based compensation expense, as we continue to hire staff to support our growing business, and increased facility costs related to additional office space needed for our growth. Selling, general and administrative expenses as a percentage of revenue were 13.4% and 13.1% during the three months ended March 31, 2019 and 2018, respectively. The increase in selling, general and administrative expenses as a percentage of revenue is primarily related an increase in stock-based compensation during the current year.

For the three months ended March 31, 2018, we recorded an $11.6 million reduction to transaction-related costs related to the fair value of the earn-out liability associated with the Symphony Health acquisition.

Depreciation and amortization expense increased by $0.3 million, or 1.0%, from $27.3 million during the three months ended March 31, 2018 to $27.6 million during the three months ended March 31, 2019. Depreciation and amortization expense as a percentage of revenue was 3.8% during the three months ended March 31, 2019 and 3.9% during the three months ended March 31, 2018. The decrease in depreciation and amortization expense as a percentage of revenue is primarily due the continued amortization of our acquired intangibles which are primarily amortized on an accelerated basis.

Interest expense, net, decreased by $2.5 million, or 16.6%, from $14.8 million during the three months ended March 31, 2018 to $12.4 million during the three months ended March 31, 2019. The change is primarily due to the voluntary principal prepayments made during 2018.

Foreign currency gains (losses), net, changed by $6.2 million from foreign currency losses of $0.1 million during the three months ended March 31, 2018 to foreign currency gains of $6.1 million during the three months ended March 31, 2019. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended March 31, 2019, foreign currency gains were primarily due to the U.S. dollar strengthening against the Euro.

Provision for income taxes increased by $10.5 million from $17.7 million during the three months ended March 31, 2018 to $28.1 million during the three months ended March 31, 2019. Our effective tax rate was 31.1% and 38.9% during the three months ended March 31, 2018 and 2019, respectively. The increase in the effective tax rate of 7.8% was primarily attributable to (i) the increase in the BEAT tax rate from 5% to 10% from 2018 to 2019; and (ii) the exclusion of the effect of a decrease in the fair value of the earn-out liability related to the stock acquisition of Symphony Health during the three months ended March 31, 2018, which is not included for taxable income but instead decreases tax stock basis.

Segment Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Clinical Research

	Three Months Ended March 31,
	2019	2018
(in thousands)
Revenue	$666,631	$645,074
Segment profit	188,496	163,221
Segment profit %	28.3%	25.3%

Revenue increased by $21.6 million, or 3.3%, from $645.1 million during the three months ended March 31, 2018 to $666.6 million during the three months ended March 31, 2019. Revenue for the three months ended March 31, 2019 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $25.3 million, or 15.5%, from $163.2 million during the three months ended March 31, 2018 to $188.5 million during the three months ended March 31, 2019 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 25.3% during the three months ended March 31, 2018 to 28.3% for the same period in 2019. Segment profit as a percentage of revenue increased primarily due to the increased utilization of our staff and the favorable impact on foreign currency exchange rate fluctuations.

Data Solutions

	Three Months Ended March 31,
	2019	2018
(in thousands)
Revenue	$55,391	$56,763
Segment profit	15,018	16,176
Segment profit %	27.1%	28.5%

Revenue decreased by $1.4 million, or 2.4%, from $56.8 million during the three months ended March 31, 2018 to $55.4 million during the three months ended March 31, 2019. The decline in revenue was related to a decrease in service in kind revenue, which was driven by the timing of the services provided to our customers. Service in kind revenue was $4.0 million and $5.8 million during the three months ended March 31, 2019 and 2018, respectively.

Segment profit decreased by $1.2 million, or 7.2%, from $16.2 million during the three months ended March 31, 2018 to $15.0 million during the three months ended March 31, 2019 primarily due to the decrease in revenue noted above. Segment profit as a percentage of revenue decreased from 28.5% during the three months ended March 31, 2018 to 27.1% for the same period in 2019 primarily due to the decrease in service in kind revenue noted above.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of March 31, 2019, we had approximately $177.1 million of cash and cash equivalents of which $50.8 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $702.5 million during the three months ended March 31, 2019, including $81.4 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $680.9 million during the three months ended March 31, 2018, including $67.1 million of funds received from customers to pay investigators. The increase in cash collections during the three months ended March 31, 2019 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the three months ended March 31, 2019, net cash provided by operations was $41.0 million, compared to $34.6 million for the same period of 2018. Cash provided by operating activities increased over the prior year primarily due to a decrease in cash outflows associated with acquisition related earn-out payments offset by an increase in cash outflows from working capital. The changes in working capital were driven by changes in our accounts receivable, unbilled services and advanced billings accounts, as a result of an increase in our days sales outstanding as compared to the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $19.1 million during the three months ended March 31, 2019, compared to $14.2 million for the same period of 2018. Cash outflows from capital expenditures increased from $13.8 million during the three months ended March 31, 2018 to $19.9 million during the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities was $10.4 million during the three months ended March 31, 2019 compared to net cash used in financing activities of $84.6 million for the same period of 2018. The change in cash flows from financing activities is primarily attributable to the portion of acquisition related earn-out payments being classified as a financing activity in the prior year. Additionally, cash flows for the three months ended March 31, 2019 include cash inflows from our employee stock purchase plan. Our voluntary debt prepayments during 2018 fully satisfied all required quarterly principal payments through maturity.

Indebtedness

As of March 31, 2019, we had $1,086.5 million of total indebtedness. Additionally, our 2016 Revolver provides $225.0 million of potential borrowings. At March 31, 2019, we had no outstanding borrowings under our 2016 Revolver and had $5.5 million in letters of credit outstanding, which are secured by the 2016 Revolver. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of March 31, 2019, we were in compliance with these covenants.

See Note 7 to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and Note 9 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for additional details regarding our credit arrangements.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Critical Accounting Policies and Estimates

Other than the accounting policy changes noted in Note 2, Significant Accounting Policies Update, of the consolidated condensed financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We caution you that actual results may differ materially from our expectations due to a number of factors, including that most of our contracts may be terminated on short notice and that we may be unable to maintain large customer contracts or to enter into new contracts; we may underprice contracts, overrun our cost estimates, or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of backlog to revenues may not be indicative of their future relationship; if we are unable to achieve operating efficiencies or grow revenues faster than expenses, operating margins will be adversely affected; we may be unable to attract suitable investigators and patients for our clinical trials; we could be subject to employment liability with our embedded and functional outsourcing solutions as we place employees at the physical workplaces of our clients; we may lose key personnel or be unable to recruit experienced personnel; changes in accounting standards may adversely affect our financial statements; our effective income tax rate may fluctuate which may adversely affect our operations, earnings, and earnings per share; we may be unable to maintain information systems or effectively update them; a failure or breach of our IT systems could result in customer information being compromised or otherwise significantly disrupt our business operations; client or therapeutic concentration or competition among clients could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; we are subject to a number of additional risks associated with our business outside the United States, including changes in tax law, foreign currency exchange fluctuations and restrictive regulations, as well as the risks and uncertainties associated with the United Kingdom’s expected withdrawal from the European Union and the adoption of trade restrictions between the U.S. and other national governments; we may be unable to successfully develop and market new services or enter new markets; government regulators or customers may limit the scope of prescriptions or withdraw products from the market; government regulators may impose new regulations affecting our business; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; if we do not keep pace with rapid technological changes, our services may become less competitive or obsolete; our relationships with existing or potential clients who are in competition with each other may adversely impact the degree to which other clients or potential clients use our services; we may be unable to compete effectively with other players in the biopharmaceutical services industry; we may be unable to successfully identify, acquire and integrate businesses, services and technologies or to manage joint ventures; we may not realize the full value of our goodwill and intangible assets, and may be unable to use net operating loss carry-forwards; our disposal of hazardous substances and waste could give rise to liability; we may be unable to protect our intellectual property, patent and other intellectual property litigation could be time consuming and costly; biopharmaceutical industry outsourcing trends could change and adversely affect our operations and growth rate; current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost or could limit our service offerings; circumstances beyond our control could cause industry-wide reduction in demand for our services; we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition; and other factors that are set forth in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed on February 28, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

As of March 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 11 to our consolidated condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or Annual Report. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

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

101
The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in inline XBRL (iXBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Michael J. Bonello
Michael J. Bonello
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: May 2, 2019