Form 10-Q
period 2019-06-30
PRA Health Sciences, Inc.
filed 2019-08-01
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
(919) 786-8200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of exchange on which registered	Trading symbol
Common Stock $0.01 par value	Nasdaq Global Select Market	PRAH

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	65,861,096	shares outstanding as of July 29, 2019

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$141,889	$144,221
Restricted cash	326	488
Accounts receivable and unbilled services, net	637,546	568,099
Other current assets	89,456	69,547
Total current assets	869,217	782,355
Fixed assets, net	171,584	154,764
Lease right-of-use assets, net	188,934	—
Goodwill	1,494,026	1,494,762
Intangible assets, net	670,226	704,446
Other assets	48,551	50,140
Total assets	$3,442,538	$3,186,467
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,972	$43,734
Accrued expenses and other current liabilities	346,118	413,783
Current portion of operating lease liabilities	33,953	—
Advanced billings	434,777	441,357
Total current liabilities	879,820	898,874
Long-term debt, net	1,113,051	1,082,384
Long-term portion of operating lease liabilities	177,124	—
Deferred tax liabilities	77,331	100,712
Other long-term liabilities	31,512	53,077
Total liabilities	2,278,838	2,135,047
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 65,735,974 and 65,394,526 at June 30, 2019 and December 31, 2018, respectively	657	654
Additional paid-in capital	995,730	960,535
Accumulated other comprehensive loss	(170,980)	(170,659)
Retained earnings	338,293	254,500
Equity attributable to PRA Health Sciences, Inc. stockholders	1,163,700	1,045,030
Noncontrolling interest	—	6,390
Total stockholders' equity	1,163,700	1,051,420
Total liabilities and stockholders' equity	$3,442,538	$3,186,467

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$763,309	$722,841	$1,485,331	$1,424,678
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	386,249	381,655	764,137	763,087
Reimbursable expenses	161,097	147,167	301,716	288,175
Selling, general and administrative expenses	98,804	91,169	195,898	182,871
Transaction-related costs	—	450	—	(11,128)
Depreciation and amortization expense	28,591	28,554	56,199	55,893
Loss on disposal of fixed assets, net	555	50	644	36
Income from operations	88,013	73,796	166,737	145,744
Interest expense, net	(12,491)	(14,612)	(24,860)	(29,437)
Foreign currency (losses) gains, net	(9,671)	476	(3,544)	393
Other income (expense), net	8	66	(80)	(133)
Income before income taxes and equity in income of unconsolidated joint ventures	65,859	59,726	138,253	116,567
Provision for income taxes	24,804	17,490	52,942	35,144
Income before equity in income of unconsolidated joint ventures	41,055	42,236	85,311	81,423
Equity in income of unconsolidated joint ventures, net of tax	—	46	—	74
Net income	41,055	42,282	85,311	81,497
Net loss (income) attributable to noncontrolling interest	73	(305)	(99)	(539)
Net income attributable to PRA Health Sciences, Inc.	$41,128	$41,977	$85,212	$80,958
Net income per share attributable to common stockholders:
Basic	$0.63	$0.66	$1.31	$1.27
Diluted	$0.62	$0.64	$1.28	$1.22
Weighted average common shares outstanding:
Basic	65,328	63,874	65,261	63,702
Diluted	66,763	66,078	66,806	66,120

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$41,055	$42,282	$85,311	$81,497
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income tax of $263, $0, $263 and $0	747	(37,069)	890	(19,186)
Unrealized (losses) gains on derivative instruments, net of income tax of $(1,097), $653, $(1,611) and $1,623	(2,880)	1,849	(4,313)	4,572
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $349, $396, $657 and $921	898	1,123	1,759	2,596
Comprehensive income	39,820	8,185	83,647	69,479
Comprehensive income attributable to noncontrolling interest	(48)	(48)	(175)	(630)
Comprehensive income attributable to PRA Health Sciences, Inc.	$39,772	$8,137	$83,472	$68,849

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

				Accumulated Other Comprehensive Loss (Note 13)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2018	65,395	$654	$960,535	$(170,659)	$254,500	$6,390	$1,051,420
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	1,419	(1,419)	—	—
Balance at January 1, 2019	65,395	654	960,535	(169,240)	253,081	6,390	1,051,420
Exercise of common stock options and employee stock purchase plan purchases	219	2	10,668	—	—	—	10,670
Stock-based compensation	33	—	9,247	—	—	—	9,247
Net income	—	—	—	—	44,084	172	44,256
Other comprehensive loss, net of tax	—	—	—	(384)	—	(45)	(429)
Balance at March 31, 2019	65,647	656	980,450	(169,624)	297,165	6,517	1,115,164
Exercise of common stock options and other	84	1	4,074	—	—	—	4,075
Stock-based compensation	5	—	9,916	—	—	—	9,916
Acquisition of noncontrolling interest	—	—	1,290	—	—	(6,565)	(5,275)
Net income (loss)	—	—	—	—	41,128	(73)	41,055
Other comprehensive loss, net of tax	—	—	—	(1,356)	—	121	(1,235)
Balance at June 30, 2019	65,736	$657	$995,730	$(170,980)	$338,293	$—	$1,163,700

				Accumulated Other Comprehensive Loss (Note 13)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2017	63,624	$636	$905,423	$(136,470)	$161,182	$5,710	$936,481
Impact to retained earnings from adoption of ASC 606	—	—	—	—	(60,587)	—	(60,587)
Balance at January 1, 2018	63,624	636	905,423	(136,470)	100,595	5,710	875,894
Exercise of common stock options	436	5	1,384	—	—	—	1,389
Stock-based compensation	—	—	6,299	—	—	—	6,299
Net income	—	—	—	—	38,981	234	39,215
Other comprehensive income, net of tax	—	—	—	21,731	—	348	22,079
Balance at March 31, 2018	64,060	641	913,106	(114,739)	139,576	6,292	944,876
Exercise of common stock options	126	1	(1)	—	—	—	—
Stock award distributions, net of shares for tax withholding	71	1	(5,338)	—	—	—	(5,337)
Stock-based compensation	—	—	6,399	—	—	—	6,399
Net income	—	—	—	—	41,977	305	42,282
Other comprehensive loss, net of tax	—	—	—	(33,840)	—	(257)	(34,097)
Balance at June 30, 2018	64,257	$643	$914,166	$(148,579)	$181,553	$6,340	$954,123

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$85,311	$81,497
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	56,199	55,893
Amortization of debt issuance costs	902	1,073
Amortization of terminated interest rate swaps	3,288	3,610
Stock-based compensation expense	19,163	12,698
Change in fair value of acquisition-related contingent consideration	—	(9,684)
Unrealized foreign currency losses (gains), net	430	(2,393)
Deferred income tax (benefit) expense	(22,462)	15,639
Equity in income of unconsolidated joint ventures	—	(74)
Other reconciling items	459	562
Changes in operating assets and liabilities:
Accounts receivable, unbilled services and advanced billings	(76,271)	(21,235)
Other operating assets and liabilities	11,426	(15,366)
Payment of acquisition-related contingent consideration	(83,249)	(35,029)
Net cash (used in) provided by operating activities	(4,804)	87,191
Cash flows from investing activities:
Purchase of fixed assets	(40,865)	(26,510)
Proceeds received (cash paid) for interest on interest rate swap, net	856	(308)
Distributions from unconsolidated joint ventures	418	—
Proceeds from the sale of fixed assets	26	18
Net cash used in investing activities	(39,565)	(26,800)
Cash flows from financing activities:
Payment of acquisition-related contingent consideration	—	(79,663)
Borrowings on accounts receivable financing agreement	30,000	60,000
Borrowings on line of credit	40,000	—
Repayments of long-term debt	—	(14,395)
Repayments on line of credit	(40,000)	(91,500)
Taxes paid related to net shares settlement of equity awards	—	(4,820)
Acquisition of noncontrolling interest	(4,138)	—
Proceeds from stock issued under employee stock purchase plan and stock option exercises	14,766	2,243
Net cash provided by (used in) financing activities	40,628	(128,135)
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	1,247	(1,597)
Change in cash, cash equivalents, and restricted cash	(2,494)	(69,341)
Cash, cash equivalents, and restricted cash, beginning of period	144,709	192,890
Cash, cash equivalents, and restricted cash, end of period	$142,215	$123,549

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

Recently Implemented Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Codification, or ASC, Topic 842, “Leases,” or ASC 842, using the revised modified retrospective approach provided by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” The revised modified retrospective approach recognizes the effects of initially applying the new leases standard as a cumulative effect adjustment to retained earnings as of the adoption date. Under this election, the provisions of ASC 840 apply to the accounting and disclosures for lease arrangements in the comparative periods in the Company's financial statements.

The adoption of ASC 842 resulted in the recognition of lease liabilities of $211.7 million (recorded as $31.9 million in short-term lease liabilities and $179.8 million in long-term lease liabilities) and $187.1 million of lease right-of-use, or ROU, assets as of January 1, 2019. Upon adoption of ASC 842, the Company had lease obligations associated with deferred rent, lease loss liabilities, above market lease liabilities, and tenant improvement allowances, totaling $25.7 million, that were reclassified to the lease right-to-use assets. The Company had prepaid rent balances, totaling $1.1 million, that were reclassified as a reduction of the current portion of operating lease liabilities. The adoption of ASC 842 did not impact the consolidated condensed statement of operations for the six months ended June 30, 2019, consolidated condensed statement of cash flows, or earnings per share. See Note 2 "Significant Accounting Policies" for further disclosures regarding the adoption of ASC 842.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment,” in order to simplify the subsequent measurement of goodwill by eliminating the Step 2 goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," in order to expand on the FASB's guidance of capitalized costs incurred in a cloud computing arrangement. The amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance is effective for the reporting period beginning after December 15, 2019, and interim periods therein, with early adoption permitted. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the reporting period beginning after December 15, 2019, and the interim periods therein. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows (in thousands):

	June 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$141,889	$122,854	$144,221	$192,229
Restricted cash	326	695	488	661
Total cash, cash equivalents, and restricted cash	$142,215	$123,549	$144,709	$192,890

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

The Company’s material lease obligations are operating leases for office and other facilities in which the Company conducts business. The facility leases generally provide an initial lease term ranging from three to 20 years and include one or more optional extensions. The Company's leases have remaining lease terms of one year to 17 years. The leases typically include rent escalation clauses and for some markets the leases frequently include periodic market adjustments to the base rent over the term of the lease. In certain instances, the Company subleases space that has been exited or is no longer required. The Company’s sublease income is immaterial.

Upon the initial application of ASC 842 on January 1, 2019, or the transition date, lease liabilities were measured by using the remaining minimum rental payments under ASC 840. The Company’s ASC 840 minimum rental payments include executory costs and rental payments that depend on an index or rate are calculated based on the rate in effect at the transition date. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the transition date. In addition to recognizing the lease liability, the Company recognized a corresponding asset representing its right to use the underlying asset over the lease term, referred to as the lease ROU asset. The ROU asset is initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives and deferred rent. As of the transition date, the Company’s leases consisted of only operating leases and upon recognition of the lease liability and ROU assets, there was no adjustment to retained earnings.

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

The initial measurement of the lease liability is determined based on the future lease payments, which may include lease payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. The Company’s contracts that include a lease component generally include additional services that are transferred to the lessee (e.g., common-area maintenance services), which are nonlease components. Contracts typically also include other costs and fees that do not provide a separate service to the lessee, such as costs paid by the lessee to reimburse the lessor for administrative costs or payment for the lessor’s costs for property taxes, insurance related to the leased asset, and other lessor costs. The Company elected the practical expedient to account for the lease and nonlease components as a single lease component. At the lease commencement date, the Company recognizes a ROU asset representing its right to use the underlying asset over the lease term. If significant events, changes in circumstances, or other events indicate that the lease term has changed, the Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the ROU asset. These reassessment events are typically related to the exercise of optional renewals or significant new investments in leasehold improvements. The costs of services and costs related to reimbursements of the lessor’s cost are generally variable rent obligations, which are excluded from the future lease payments included in the lease liability. For leases with a term of one year or less, or short-term leases, the Company has elected to not recognize the lease liability for these arrangements and the lease payments are recognized in the consolidated statement of operations on a straight-line basis over the lease term.

The total expense for the operating lease liability is recognized on a straight-line basis over the lease term, beginning on the lease commencement date. The Company classifies the lease costs within operating expenses consistent with the classification policies for all other operating costs.

The components of lease expense were as follows for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	$9,327	$18,795
Short-term lease cost	772	1,308
Variable lease cost	1,937	3,621
Lease income	(44)	(83)
Net lease cost	$11,992	$23,641

Supplemental cash flow information related to leases was as follows for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurements of lease liabilities, all included in operating cash flows	$8,683	$18,491
Right-of-use assets obtained in exchange for lease obligations	20,202	21,048

Supplemental balance sheet information related to leases was as follows as of June 30, 2019:

As of June 30, 2019
Weighted average remaining lease term	8.2 years
Weighted average discount rate	4.3%

Maturities of operating lease liabilities were as follows as of June 30, 2019 (in thousands):

2019 (remaining)	$19,514
2020	42,079
2021	38,514
2022	31,162
2023	25,665
Thereafter	94,702
Total lease payments	251,636
Less imputed interest	(40,559)
Total	$211,077

As of June 30, 2019, the Company has an additional non-cancelable operating lease that has not yet commenced with future lease payments totaling $0.9 million. This lease will commence in August 2019 with an initial lease term of six years.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities that are measured on a recurring basis as of June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$3,477	$—	$3,477
Total	$—	$3,477	$—	$3,477

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

As of June 30, 2019, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $2,164.3 million and are identified as Level 3 assets. These assets are comprised of goodwill of $1,494.0 million and identifiable intangible assets, net of $670.2 million.

Refer to Note 7, Revolving Credit Facilities and Long-Term Debt, for additional information regarding the fair value of long-term debt balances.

(4) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, and derivatives. As of June 30, 2019, substantially all of the Company’s cash and cash equivalents and derivatives were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

There were no individual customers for which revenue was greater than 10% of consolidated revenue in the three and six months ended June 30, 2019 and 2018.

Accounts receivable and unbilled services from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled services at the respective dates were as follows:

	June 30,	December 31,
	2019	2018
Customer A	11.6%	12.2%
Customer B	10.1%	11.4%

(5) Accounts Receivable, Unbilled Services and Advanced Billings

Accounts receivable and unbilled services were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Accounts receivable	$495,988	$437,001
Unbilled services	144,277	133,147
Total accounts receivable and unbilled services	640,265	570,148
Less allowance for doubtful accounts	(2,719)	(2,049)
Total accounts receivable and unbilled services, net	$637,546	$568,099

Unbilled services as of June 30, 2019 and December 31, 2018 includes $75.2 million and $66.6 million, respectively, of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. Impairment losses on contract assets were immaterial in the three and six months ended June 30, 2019 and 2018.

Advanced billings were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Advanced billings	$434,777	$441,357

The $6.6 million decrease in advanced billings from December 31, 2018 to June 30, 2019 was primarily due to the timing of customer payments. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of $363.2 million and $373.2 million related to advanced billings recorded as of January 1, 2019 and 2018, respectively.

Performance Obligations
Revenue recognized from reimbursable expenses and services completed in prior periods was $24.0 million and $50.4 million for the three and six months ended June 30, 2019, respectively, and $18.8 million and $32.8 million for the three and six months ended June 30, 2018, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $5.0 billion as of June 30, 2019. This amount includes reimbursement revenue. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

(6) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2018	$1,017,903	$476,859	$1,494,762
Currency translation	(736)	—	(736)
Balance at June 30, 2019	$1,017,167	$476,859	$1,494,026

There are no accumulated impairment charges as of June 30, 2019 and December 31, 2018.

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$556,059	$(119,996)	$436,063	$555,915	$(103,248)	$452,667
Trade names (finite-lived)	28,531	(14,701)	13,830	28,505	(12,810)	15,695
Patient list and other intangibles	44,474	(33,297)	11,177	44,474	(30,939)	13,535
Database	137,100	(45,954)	91,146	137,100	(32,561)	104,539
Total finite-lived intangible assets	766,164	(213,948)	552,216	765,994	(179,558)	586,436
Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$884,174	$(213,948)	$670,226	$884,004	$(179,558)	$704,446

Amortization expense was $17.2 million and $34.3 million for the three and six months ended June 30, 2019, respectively, and $18.0 million and $36.1 million for the three and six months ended June 30, 2018, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2019 (remaining)	$34,296
2020	68,981
2021	63,879
2022	49,496
2023	37,759
2024 and thereafter	297,805
Total	$552,216

(7) Revolving Credit Facilities and Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term loans, first lien	$916,533	$916,533
Accounts receivable financing agreement	200,000	170,000
Total debt	1,116,533	1,086,533
Less current portion of long-term debt	—	—
Total long-term debt	1,116,533	1,086,533
Less debt issuance costs	(3,482)	(4,149)
Total long-term debt, net	$1,113,051	$1,082,384

Principal payments on long-term debt are due as follows (in thousands):

Current maturities of long-term debt:
2019 (remaining)	$—
2020	—
2021	1,116,533
2022	—
Total	$1,116,533

2016 Credit Facilities

The senior secured credit facilities, or 2016 Credit Facilities, provide senior secured financing up to $1,400.0 million, consisting of:

•a first lien term loan in an aggregate principal amount of up to $1,175.0 million; and
•revolving credit facilities, or the 2016 Revolver, in an aggregate principal amount of up to $225.0 million

As collateral for borrowings under the 2016 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of wholly-owned U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The 2016 Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the 2016 Credit Facilities, subject to compliance with applicable law, as of June 30, 2019 and December 31, 2018, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The 2016 Credit Facilities also contain customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.00% to 2.00%, in the case of LIBOR loans, and 0.00% to 1.00%, in the case of ABR loans. The Company has the option of 1, 2, 3 or 6 month base interest rates. For the six months ended June 30, 2019, the weighted average interest rate on the first lien term loan was 3.86%.

2016 Revolver

The 2016 Revolver provides for $225.0 million of potential borrowings and expires on December 6, 2021. The interest rate on the 2016 Revolver is based on the LIBOR with a 0% LIBOR floor or ABR, at the election of the Company, plus an applicable margin, based on the leverage ratio of the Company. The Company, at its discretion, may elect interest periods of 1, 2, 3 or 6 months. The Company is required to pay to the lenders a commitment fee for unused commitments of 0.2% to 0.4% based on the Company’s debt-to-EBITDA ratio. At June 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under the 2016 Revolver. In addition, at June 30, 2019 and December 31, 2018, the Company had $5.3 million and $5.4 million, respectively, in letters of credit outstanding, which are secured by the 2016 Revolver.

Accounts Receivable Financing Agreement

The Company had $200.0 million and $170.0 million outstanding on its accounts receivable financing agreement as of June 30, 2019 and December 31, 2018, respectively.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.25%. The Company may prepay loans upon one business day's prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. For the six months ended June 30, 2019, the weighted average interest rate on the accounts receivable financing agreement was 3.96%.

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

At December 31, 2018, there was $30.0 million of remaining capacity available under the accounts receivable financing agreement. At June 30, 2019, there was no remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,114.2 million and $1,084.2 million at June 30, 2019 and December 31, 2018. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 2 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(8) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

Noncontrolling Interest

Below is a summary of noncontrolling interest for the six months ended June 30 (in thousands):

	2019	2018
Balance as of January 1,	$6,390	$5,710
Comprehensive income
Net income	99	539
Foreign currency adjustments, net of income tax	76	91
Acquisition of noncontrolling interest	(6,565)	—
Balance as of June 30,	$—	$6,340

On June 1, 2017, the Company and Takeda Pharmaceutical Company Ltd., or Takeda, closed on a joint venture transaction that enables the Company to provide clinical trial delivery and pharmacovigilance services as a strategic partner of Takeda in Japan. The joint venture transaction was effectuated through the creation of a new legal entity, Takeda PRA Development Center KK, or the TDC joint venture. On May 31, 2019, per the terms of the agreement, the TDC joint venture dissolved and the Company acquired Takeda's interest for $4.1 million.

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

The Company granted 268,000 service-based options and 51,744 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $9.8 million and $5.4 million, respectively, during the six months ended June 30, 2019.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding at December 31, 2018	4,641,600	$62.29	7.8	$149.7
Granted	268,000	106.41
Exercised	(225,301)	31.37
Expired or forfeited	(85,200)	80.33
Outstanding at June 30, 2019	4,599,099	$66.04	7.5	$158.6
Exercisable at June 30, 2019	1,637,557	$27.10	5.4	$118.0

The Company’s RSAs/RSUs activity in 2019 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2018	344,250	$81.39	$31.7
Granted	51,744	103.48
Forfeited	(11,500)	84.00
Vested	(20,228)	59.84
Unvested at June 30, 2019	364,266	$85.65	$36.1

Employee Stock Purchase Plan

In April 2017, the Board of Directors approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of any offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, with the administrator of the ESPP having the right to establish different offering periods. The Company recognized stock-based compensation expense of $2.1 million and $1.6 million associated with the ESPP during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there have been 154,019 shares issued and 2,845,981 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Direct costs	$3,167	$2,326	$6,095	$4,448
Selling, general and administrative	6,749	4,073	13,068	8,250
Total stock-based compensation expense	$9,916	$6,399	$19,163	$12,698

(10) Income Taxes

The Company’s effective income tax rate was 38.3% and 30.1% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the six months ended June 30, 2018 included the effect of a decrease in the fair value of the earn-out liability related to the stock acquisition of Symphony Health, which was not included in taxable income, but instead decreased tax stock basis. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2019 is primarily due to (i) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI and (ii) the U.S. inclusion of amounts related to the estimated base erosion anti-abuse tax, or BEAT. Significant judgment is required related to the application of the recent U.S. tax reform, or the Act, particularly with respect to GILTI and BEAT provisions. If changes occur in the Company’s tax structure, the structure of its customer arrangements, or interpretations of regulations that clarify these or other provisions of the Act, these changes could have a material effect on the Company’s tax provision.

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. There were no material changes to the unrecognized tax benefits during the three and six months ended June 30, 2019.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $5.2 million at June 30, 2019, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $5.2 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company; however, the judgment was appealed by the City of Sao Paulo. In September 2017, a judge from the Superior Court of Justice of Brazil denied relief to the City of Sao Paulo's appeal and upheld the lower court's ruling in favor of the Company for the years 2005 to 2012, and in the period from January to October 2013. The judge from the Superior Court of Justice of Brazil also ruled that the Company must appeal the lower court's verdict for October 2013 and the subsequent periods as the Judiciary Court of Justice of the State of Sao Paulo only reviewed the facts that pertained to the period before October 2013. The Company expects to recover the full amount of the deposit when the case is settled.

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

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of June 30, 2019 and December 31, 2018 (in thousands):

		June 30, 2019		December 31, 2018
	Balance Sheet Classification	Notional amount	Asset/(Liability)	Notional amount	Asset/(Liability)
Derivatives in an asset position:	Other assets	$—	$—	$625,000	$3,318
Derivatives in a liability position:	Other long-term liabilities	625,000	(3,477)	—	—
		$625,000	$(3,477)	$625,000	$3,318

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

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2019	2018	2019	2018
Amount of pre-tax (loss) gain recognized in other comprehensive income	$(3,977)	$2,502	$(5,924)	$6,195
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	(1,247)	(1,519)	(2,416)	(3,517)

The Company expects that $8.6 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

The effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations for the three and six months ended June 30, 2019 and 2018, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense, net	$(12,491)	$(14,612)	$(24,860)	$(29,437)
Loss on cash flow hedging relationships in Subtopic 815-20 (interest contracts):
Loss reclassified from accumulated other comprehensive loss into interest expense, net	(1,247)	(1,519)	(2,416)	(3,517)

(13) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation, Net of Tax	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2018	$(158,349)	$(12,310)	$(170,659)
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	1,419	1,419
Balance at January 1, 2019	(158,349)	(10,891)	(169,240)
Other comprehensive income (loss) before reclassifications	814	(4,313)	(3,499)
Reclassification adjustments	—	1,759	1,759
Balance at June 30, 2019	$(157,535)	$(13,445)	$(170,980)

Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound, Euro, Canadian dollar and Russian ruble exchange rates against the U.S. dollar. The U.S. dollar strengthened by 0.4% and 0.6% versus the British pound and Euro, respectively, and weakened by 4.1% and 10.1% versus the Canadian dollar and the Russian ruble, respectively, between December 31, 2018 and June 30, 2019. The movement in the Canadian dollar and Russian ruble contributed to a decrease in accumulated other comprehensive loss which was offset by an increase in other comprehensive loss related to the movement of the Euro and British pound during the six months ended June 30, 2019.

Derivative Instruments

See Note 12 for further information on changes to accumulated other comprehensive loss related to the derivative instruments.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	65,328	63,874	65,261	63,702
Effect of dilutive stock options and other awards under share-based compensation programs	1,435	2,204	1,545	2,418
Diluted weighted average common shares outstanding	66,763	66,078	66,806	66,120

Anti-dilutive shares	2,071	2,086	1,797	2,011

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

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$702,227	$61,082	$763,309	$664,709	$58,132	$722,841

Direct costs (exclusive of depreciation and amortization)	342,119	44,130	386,249	340,033	41,622	381,655
Reimbursable expenses	161,097	—	161,097	147,167	—	147,167
Segment profit	199,011	16,952	215,963	177,509	16,510	194,019
Less expenses not allocated to segments:
Selling, general and administrative expenses			98,804			91,169
Transaction-related costs			—			450
Depreciation and amortization expense			28,591			28,554
Loss on disposal of fixed assets, net			555			50
Income from operations			88,013			73,796
Interest expense, net			(12,491)			(14,612)
Foreign currency (losses) gains, net			(9,671)			476
Other income, net			8			66
Income before income taxes and equity in income of unconsolidated joint ventures			$65,859			$59,726

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$1,368,857	$116,474	$1,485,331	$1,309,783	$114,895	$1,424,678

Direct costs (exclusive of depreciation and amortization)	679,634	84,503	764,137	680,878	82,209	763,087
Reimbursable expenses	301,716	—	301,716	288,175	—	288,175
Segment profit	387,507	31,971	419,478	340,730	32,686	373,416
Less expenses not allocated to segments:
Selling, general and administrative expenses			195,898			182,871
Transaction-related costs			—			(11,128)
Depreciation and amortization expense			56,199			55,893
Loss on disposal of fixed assets, net			644			36
Income from operations			166,737			145,744
Interest expense, net			(24,860)			(29,437)
Foreign currency (losses) gains, net			(3,544)			393
Other expense, net			(80)			(133)
Income before income taxes and equity in income of unconsolidated joint ventures			$138,253			$116,567

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$458,279	$61,082	$519,361	$435,362	$58,132	$493,494
Other	12,440	—	12,440	11,958	—	11,958
Total Americas	470,719	61,082	531,801	447,320	58,132	505,452
Europe, Africa, and Asia-Pacific
United Kingdom	188,228	—	188,228	171,839	—	171,839
Netherlands	28,328	—	28,328	30,533	—	30,533
Other	14,952	—	14,952	15,017	—	15,017
Total Europe, Africa, and Asia-Pacific	231,508	—	231,508	217,389	—	217,389
Total revenue	$702,227	$61,082	$763,309	$664,709	$58,132	$722,841

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$901,248	$116,474	$1,017,722	$851,628	$114,895	$966,523
Other	25,013	—	25,013	23,950	—	23,950
Total Americas	926,261	116,474	1,042,735	875,578	114,895	990,473
Europe, Africa, and Asia-Pacific
United Kingdom	359,465	—	359,465	346,190	—	346,190
Netherlands	52,695	—	52,695	59,006	—	59,006
Other	30,436	—	30,436	29,009	—	29,009
Total Europe, Africa, and Asia-Pacific	442,596	—	442,596	434,205	—	434,205
Total revenue	$1,368,857	$116,474	$1,485,331	$1,309,783	$114,895	$1,424,678

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or the Annual Report, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Our gross new business awards for our Clinical Research segment for the six months ended June 30, 2019 and 2018 were $1,528.1 million and $1,518.8 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable expenses.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the six months ended June 30, 2019 and 2018, we had $192.8 million and $198.6 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at June 30, 2019 and 2018 was $4.5 billion and $3.9 billion, respectively.

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

Direct Costs (Exclusive of Depreciation and Amortization)

For our Clinical Research segment, direct costs consist primarily of labor‑related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 96.3% and 96.0% for the six months ended June 30, 2019 and 2018, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 3.1% and 4.6% of the Clinical Research segment's total direct costs for the six months ended June 30, 2019 and 2018, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 3.7% and 4.0% for the six months ended June 30, 2019 and 2018, respectively.

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 72.8% and 73.1% for the six months ended June 30, 2019 and 2018, respectively. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 20.3% and 20.1% of the Data Solutions segment's total direct costs for the six months ended June 30, 2019 and 2018, respectively. Our remaining direct costs are items such as travel, meals, and supplies and were 6.9% and 6.8% of the Data Solutions segment's total direct costs for the six months ended June 30, 2019 and 2018, respectively.

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

Reimbursable Expenses

As is customary in our industry, we also routinely enter into separate agreements on behalf of our clients with independent physician investigators in connection with clinical trials. We also receive funds from our clients for investigator fees. We are not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, we do not pay the independent physician investigator until funds are received from the client. We include these investigator fees, as well as our out-of-pocket costs that are reimbursable by our customers, as reimbursable expenses in our consolidated condensed statements of operations.

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

Transaction-related Costs

Transaction-related costs for the six months ended June 30, 2018 include fees associated with the amendment to our accounts receivable financing agreement and changes in the fair value of acquisition-related contingent consideration.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. dollars per:
Euro	1.12	1.19	1.13	1.21
British pound	1.28	1.36	1.29	1.38

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018
(in thousands)
Revenue	$763,309	$722,841
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	386,249	381,655
Reimbursable expenses	161,097	147,167
Selling, general and administrative	98,804	91,169
Transaction-related costs	—	450
Depreciation and amortization expense	28,591	28,554
Loss on disposal of fixed assets	555	50
Income from operations	88,013	73,796
Interest expense, net	(12,491)	(14,612)
Foreign currency (losses) gains, net	(9,671)	476
Other income, net	8	66
Income before income taxes and equity in income of unconsolidated joint ventures	65,859	59,726
Provision for income taxes	24,804	17,490
Income before equity in income of unconsolidated joint ventures	41,055	42,236
Equity in income of unconsolidated joint ventures, net of tax	—	46
Net income	41,055	42,282
Net loss (income) attributable to noncontrolling interest	73	(305)
Net income attributable to PRA Health Sciences, Inc.	$41,128	$41,977

Revenue increased by $40.5 million, or 5.6%, from $722.8 million during the three months ended June 30, 2018 to $763.3 million during the three months ended June 30, 2019. Revenue for the three months ended June 30, 2019 benefited from an increase in billable hours and volume-related increases in clinical activities as well as an increase in the effective rate of hours billed on our studies, offset by an unfavorable impact of $8.7 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts, and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs increased by $4.6 million, or 1.2%, from $381.7 million during the three months ended June 30, 2018 to $386.2 million during the three months ended June 30, 2019. Salaries and related benefits in our Clinical Research segment increased $13.7 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth, which was offset by a favorable impact of $11.0 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 50.6% and 52.8% during the three months ended June 30, 2019 and 2018, respectively.

Reimbursable expenses increased by $13.9 million from $147.2 million during the three months ended June 30, 2018 to $161.1 million during the three months ended June 30, 2019. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $7.6 million, or 8.4%, from $91.2 million during the three months ended June 30, 2018 to $98.8 million during the three months ended June 30, 2019. The increase in selling, general and administrative expenses is primarily related to an increase in salaries and related benefits, including stock-based compensation expense as we continue to hire staff and add additional office space to support our growing business. Selling, general and administrative expenses as a percentage of revenue were 12.9% and 12.6% during the three months ended June 30, 2019 and 2018, respectively. The increase in selling, general and administrative expenses as a percentage of revenue is primarily related to an increase in stock-based compensation during the current year.

For the three months ended June 30, 2018, we incurred $0.5 million of third-party fees associated with the amendment to our accounts receivable financing agreement that were included in transaction-related costs.

Depreciation and amortization expense was $28.6 million during the three months ended June 30, 2018 and 2019. Depreciation and amortization expense as a percentage of revenue was 3.7% during the three months ended June 30, 2019 and 4.0% during the three months ended June 30, 2018.

Interest expense, net, decreased by $2.1 million, or 14.5%, from $14.6 million during the three months ended June 30, 2018 to $12.5 million during the three months ended June 30, 2019. The change is primarily due to the voluntary principal prepayments made during 2018.

Foreign currency gains (losses), net, changed by $10.1 million from foreign currency gains of $0.5 million during the three months ended June 30, 2018 to foreign currency losses of $9.7 million during the three months ended June 30, 2019. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended June 30, 2019, foreign currency losses were primarily due to movement of the U.S. dollar versus the Russian ruble as well as the British pound versus the Euro.

Provision for income taxes increased by $7.3 million from $17.5 million during the three months ended June 30, 2018 to $24.8 million during the three months ended June 30, 2019. Our effective tax rate was 29.3% and 37.7% during the three months ended June 30, 2018 and 2019, respectively. The increase in the effective tax rate of 8.4% was primarily attributable to the increase in the BEAT tax rate from 5% to 10% from 2018 to 2019.

Consolidated Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018
(in thousands)
Revenue	$1,485,331	$1,424,678
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	764,137	763,087
Reimbursable expenses	301,716	288,175
Selling, general and administrative	195,898	182,871
Transaction-related costs	—	(11,128)
Depreciation and amortization expense	56,199	55,893
Loss on disposal of fixed assets	644	36
Income from operations	166,737	145,744
Interest expense, net	(24,860)	(29,437)
Foreign currency (losses) gains, net	(3,544)	393
Other expense, net	(80)	(133)
Income before income taxes and equity in income of unconsolidated joint ventures	138,253	116,567
Provision for income taxes	52,942	35,144
Income before equity in income of unconsolidated joint ventures	85,311	81,423
Equity in income of unconsolidated joint ventures, net of tax	—	74
Net income	85,311	81,497
Net income attributable to noncontrolling interest	(99)	(539)
Net income attributable to PRA Health Sciences, Inc.	$85,212	$80,958

Revenue increased by $60.7 million or 4.3%, from $1,424.7 million during the six months ended June 30, 2018 to $1,485.3 million during the six months ended June 30, 2019. Revenue for the six months ended June 30, 2019 benefited from an increase in billable hours and volume-related increases in clinical activities as well as an increase in the effective rate of hours billed on our studies, offset by an unfavorable impact of $20.7 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts, and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs increased by $1.1 million, or 0.1%, from $763.1 million during the six months ended June 30, 2018 to $764.1 million during the six months ended June 30, 2019. Salaries and related benefits in our Clinical Research segment increased $25.2 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth, which was offset by a favorable impact of $25.7 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 51.4% and 53.6% during the six months ended June 30, 2019 and 2018, respectively.

Reimbursable expenses increased by $13.5 million from $288.2 million during the six months ended June 30, 2018 to $301.7 million during the six months ended June 30, 2019. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $13.0 million, or 7.1%, from $182.9 million during the six months ended June 30, 2018 to $195.9 million during the six months ended June 30, 2019. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, including stock-based compensation expense as we continue to hire staff and add additional office space to support our growing business. Selling, general and administrative expenses as a percentage of revenue were 13.2% and 12.8% during the six months ended June 30, 2019 and 2018, respectively. The increase in selling, general and administrative expenses as a percentage of revenue is primarily related to an increase in stock-based compensation during the current year.

For the six months ended June 30, 2018, we recorded an $11.6 million reduction to transaction-related costs related to the fair value of the earn-out liability associated with the Symphony Health acquisition, offset by $0.5 million of third-party fees associated with the amendment to our accounts receivable financing agreement.

Depreciation and amortization expense increased by $0.3 million, or 0.5%, from $55.9 million during the six months ended June 30, 2018 to $56.2 million during the six months ended June 30, 2019. Depreciation and amortization expense as a percentage of revenue was 3.8% during the six months ended June 30, 2019 and 3.9% during the six months ended June 30, 2018.

Interest expense, net, decreased by $4.6 million, or 15.5%, from $29.4 million during the six months ended June 30, 2018 to $24.9 million during the six months ended June 30, 2019. The change is primarily due to the voluntary principal prepayments made during 2018.

Foreign currency gains (losses), net, changed by $3.9 million from foreign currency gains of $0.4 million during the six months ended June 30, 2018 to foreign currency losses of $3.5 million during the six months ended June 30, 2019. Foreign exchange gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the six months ended June 30, 2019, foreign currency losses were primarily due to movement of the U.S. dollar versus the Russian ruble as well as the British pound versus the Euro.

Provision for income taxes increased by $17.8 million from $35.1 million during the six months ended June 30, 2018 to $52.9 million during the six months ended June 30, 2019. Our effective tax rate was 30.1% and 38.3% during the six months ended June 30, 2018 and 2019, respectively. The increase in the effective tax rate of 8.2% was primarily attributable to (i) the increase in the BEAT tax rate from 5% to 10% from 2018 to 2019; and (ii) the exclusion of the effect of a decrease in the fair value of the earn-out liability related to the stock acquisition of Symphony Health during the six months ended June 30, 2018, which is not included for taxable income but instead decreases tax stock basis.

Segment Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Clinical Research

	Three Months Ended June 30,
	2019	2018
(in thousands)
Revenue	$702,227	$664,709
Segment profit	199,011	177,509
Segment profit %	28.3%	26.7%

Revenue increased by $37.5 million, or 5.6%, from $664.7 million during the three months ended June 30, 2018 to $702.2 million during the three months ended June 30, 2019. Revenue for the three months ended June 30, 2019 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $21.5 million, or 12.1%, from $177.5 million during the three months ended June 30, 2018 to $199.0 million during the three months ended June 30, 2019 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 26.7% during the three months ended June 30, 2018 to 28.3% for the same period in 2019. Segment profit as a percentage of revenue increased primarily due to the increased utilization of our staff.

Data Solutions

	Three Months Ended June 30,
	2019	2018
(in thousands)
Revenue	$61,082	$58,132
Segment profit	16,952	16,510
Segment profit %	27.8%	28.4%

Revenue increased by $3.0 million, or 5.1%, from $58.1 million during the three months ended June 30, 2018 to $61.1 million during the three months ended June 30, 2019. The increase in revenue was related to an increase in the volume of data services provided during the quarter offset by a decrease in the amount of consulting and service in kind services provided during the quarter. Service in kind revenue was $3.6 million and $4.0 million during the three months ended June 30, 2019 and 2018, respectively.

Segment profit increased by $0.4 million, or 2.7%, from $16.5 million during the three months ended June 30, 2018 to $17.0 million during the three months ended June 30, 2019 primarily due to the increase in revenue noted above, offset by an increase in data costs and an increase in salaries and benefits, as we have increased headcount to support segment growth. Segment profit as a percentage of revenue decreased from 28.4% during the three months ended June 30, 2018 to 27.8% for the same period in 2019 primarily due to factors noted above.

Segment Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Clinical Research

	Six Months Ended June 30,
	2019	2018
(in thousands)
Revenue	$1,368,857	$1,309,783
Segment profit	387,507	340,730
Segment profit %	28.3%	26.0%

Revenue increased by $59.1 million, or 4.5%, from $1,309.8 million during the six months ended June 30, 2018 to $1,368.9 million during the six months ended June 30, 2019. Revenue for the six months ended June 30, 2019 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $46.8 million, or 13.7%, from $340.7 million during the six months ended June 30, 2018 to $387.5 million during the six months ended June 30, 2019 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 26.0% during the six months ended June 30, 2018 to 28.3% for the same period in 2019. Segment profit as a percentage of revenue increased primarily due to the increased utilization of our staff.

Data Solutions

	Six Months Ended June 30,
	2019	2018
(in thousands)
Revenue	$116,474	$114,895
Segment profit	31,971	32,686
Segment profit %	27.4%	28.4%

Revenue increased by $1.6 million, or 1.4%, from $114.9 million during the six months ended June 30, 2018 to $116.5 million during the six months ended June 30, 2019. The increase in revenue was related to an increase in the volume of data services provided during the six month period offset by a decrease in the amount of consulting and service in kind services provided during the six month period. Service in kind revenue was $7.6 million and $9.8 million during the six months ended June 30, 2019 and 2018, respectively.

Segment profit decreased by $0.7 million, or 2.2%, from $32.7 million during the six months ended June 30, 2018 to $32.0 million during the six months ended June 30, 2019 primarily due to the increase in revenue noted above, offset by an increase in data costs and an increase in salaries and benefits, as we have increased headcount to support segment growth. Segment profit as a percentage of revenue decreased from 28.4% during the six months ended June 30, 2018 to 27.4% for the same period in 2019 primarily due to the factors noted above.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of June 30, 2019, we had approximately $141.9 million of cash and cash equivalents of which $52.1 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $1,428.5 million during the six months ended June 30, 2019, including $165.0 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $1,398.7 million during the six months ended June 30, 2018, including $163.2 million of funds received from customers to pay investigators. The increase in cash collections during the six months ended June 30, 2019 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the six months ended June 30, 2019, net cash used in operations was $4.8 million, compared to $87.2 million provided by operations for the same period of 2018. Cash from operating activities decreased over the prior year primarily due to an increase in cash outflows associated with acquisition related earn-out payments as well as an increase in cash outflows from working capital. The changes in working capital were driven by changes in our accounts receivable, unbilled services and advanced billings accounts, as a result of an increase in our days sales outstanding as compared to the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $39.6 million during the six months ended June 30, 2019, compared to $26.8 million for the same period of 2018. Cash outflows from capital expenditures increased from $26.5 million during the six months ended June 30, 2018 to $40.9 million during the same period in 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities was $40.6 million during the six months ended June 30, 2019 compared to net cash used in financing activities of $128.1 million for the same period of 2018. During the six months ended June 30, 2019 our long-term debt balances increased by $30.0 million compared to a $45.9 million decrease for the same period of 2018. Additionally, cash flows for the six months ended June 30, 2019 include cash inflows from our employee stock purchase plan. The remaining change in cash flows from financing activities is primarily attributable to the portion of acquisition related earn-out payments being classified as a financing activity in the prior year.

Indebtedness

As of June 30, 2019, we had $1,116.5 million of total indebtedness. Additionally, our 2016 Revolver provides $225.0 million of potential borrowings. At June 30, 2019, we had no outstanding borrowings under our 2016 Revolver and had $5.3 million in letters of credit outstanding, which are secured by the 2016 Revolver. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of June 30, 2019, we were in compliance with these covenants.

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

Item 4. Controls and Procedures

As of June 30, 2019, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in inline XBRL (iXBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Condensed Statements of Changes in Stockholders' Equity for the six months ended June 30, 2019 and 2018, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Michael J. Bonello
Michael J. Bonello
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: August 1, 2019