Form 10-Q
period 2019-09-30
PRA Health Sciences, Inc.
filed 2019-10-31
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	63,248,324	shares outstanding as of October 28, 2019

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$181,767	$144,221
Restricted cash	23	488
Accounts receivable and unbilled services, net	702,636	568,099
Other current assets	76,489	69,547
Total current assets	960,915	782,355
Fixed assets, net	176,745	154,764
Lease right-of-use assets, net	181,813	—
Goodwill	1,484,506	1,494,762
Intangible assets, net	649,295	704,446
Other assets	47,182	50,140
Total assets	$3,500,456	$3,186,467
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,565	$43,734
Accrued expenses and other current liabilities	304,431	413,783
Current portion of operating lease liabilities	34,708	—
Advanced billings	474,999	441,357
Total current liabilities	872,703	898,874
Long-term debt, net	1,388,395	1,082,384
Long-term portion of operating lease liabilities	169,696	—
Deferred tax liabilities	73,522	100,712
Other long-term liabilities	49,397	53,077
Total liabilities	2,553,713	2,135,047
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 63,240,925 and 65,394,526 at September 30, 2019 and December 31, 2018, respectively	632	654
Additional paid-in capital	975,233	960,535
Accumulated other comprehensive loss	(197,603)	(170,659)
Retained earnings	168,481	254,500
Equity attributable to PRA Health Sciences, Inc. stockholders	946,743	1,045,030
Noncontrolling interest	—	6,390
Total stockholders' equity	946,743	1,051,420
Total liabilities and stockholders' equity	$3,500,456	$3,186,467

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$780,691	$717,596	$2,266,022	$2,142,274
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	389,304	371,422	1,153,441	1,134,509
Reimbursable expenses	169,965	142,717	471,682	430,892
Selling, general and administrative expenses	95,542	92,553	291,439	275,424
Transaction-related costs	572	43,837	572	32,709
Depreciation and amortization expense	29,264	28,270	85,462	84,163
Loss (gain) on disposal of fixed assets, net	256	(15)	900	21
Income from operations	95,788	38,812	262,526	184,556
Interest expense, net	(12,974)	(14,423)	(37,834)	(43,860)
Loss on modification or extinguishment of debt	(1,855)	(454)	(1,855)	(454)
Foreign currency gains (losses), net	5,408	(1,809)	1,864	(1,416)
Other income (expense), net	15	(68)	(66)	(201)
Income before income taxes and equity in income of unconsolidated joint ventures	86,382	22,058	224,635	138,625
Provision for income taxes	3,375	20,248	56,317	55,392
Income before equity in income of unconsolidated joint ventures	83,007	1,810	168,318	83,233
Equity in income of unconsolidated joint ventures, net of tax	—	44	—	118
Net income	83,007	1,854	168,318	83,351
Net income attributable to noncontrolling interest	—	(359)	(99)	(898)
Net income attributable to PRA Health Sciences, Inc.	$83,007	$1,495	$168,219	$82,453
Net income per share attributable to common stockholders:
Basic	$1.28	$0.02	$2.58	$1.29
Diluted	$1.25	$0.02	$2.53	$1.24
Weighted average common shares outstanding:
Basic	64,771	64,261	65,096	63,891
Diluted	66,213	66,506	66,607	66,258

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$83,007	$1,854	$168,318	$83,351
Other comprehensive loss:
Foreign currency translation adjustments, net of income tax of $2,183, $0, $2,447 and $0	(27,582)	(3,996)	(26,692)	(23,182)
Unrealized (losses) gains on derivative instruments, net of income tax of $(13), $381, $(1,624) and $2,004	(254)	1,041	(4,567)	5,613
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $398, $393, $1,056 and $1,314	1,213	1,070	2,972	3,666
Comprehensive income (loss)	56,384	(31)	140,031	69,448
Comprehensive income attributable to noncontrolling interest	—	(193)	(175)	(823)
Comprehensive income (loss) attributable to PRA Health Sciences, Inc.	$56,384	$(224)	$139,856	$68,625

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

				Accumulated Other Comprehensive Loss (Note 13)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2018	65,395	$654	$960,535	$(170,659)	$254,500	$6,390	$1,051,420
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	1,419	(1,419)	—	—
Balance at January 1, 2019	65,395	654	960,535	(169,240)	253,081	6,390	1,051,420
Exercise of common stock options and employee stock purchase plan purchases	219	2	10,668	—	—	—	10,670
Stock-based compensation	33	—	9,247	—	—	—	9,247
Net income	—	—	—	—	44,084	172	44,256
Other comprehensive loss, net of tax	—	—	—	(384)	—	(45)	(429)
Balance at March 31, 2019	65,647	656	980,450	(169,624)	297,165	6,517	1,115,164
Exercise of common stock options and other	84	1	4,074	—	—	—	4,075
Stock-based compensation	5	—	9,916	—	—	—	9,916
Acquisition of noncontrolling interest	—	—	1,290	—	—	(6,565)	(5,275)
Net income (loss)	—	—	—	—	41,128	(73)	41,055
Other comprehensive loss, net of tax	—	—	—	(1,356)	—	121	(1,235)
Balance at June 30, 2019	65,736	657	995,730	(170,980)	338,293	—	1,163,700
Exercise of common stock options and employee stock purchase plan purchases	328	6	15,409	—	—	—	15,415
Stock-based compensation	257	—	11,244	—	—	—	11,244
Repurchase and retirement of common stock	(3,080)	(31)	(47,150)	—	(252,819)	—	(300,000)
Net income	—	—	—	—	83,007	—	83,007
Other comprehensive loss, net of tax	—	—	—	(26,623)	—	—	(26,623)
Balance at September 30, 2019	63,241	$632	$975,233	$(197,603)	$168,481	$—	$946,743

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

				Accumulated Other Comprehensive Loss (Note 13)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2017	63,624	$636	$905,423	$(136,470)	$161,182	$5,710	$936,481
Impact to retained earnings from adoption of ASC 606	—	—	—	—	(60,587)	—	(60,587)
Balance at January 1, 2018	63,624	636	905,423	(136,470)	100,595	5,710	875,894
Exercise of common stock options	436	5	1,384	—	—	—	1,389
Stock-based compensation	—	—	6,299	—	—	—	6,299
Net income	—	—	—	—	38,981	234	39,215
Other comprehensive income, net of tax	—	—	—	21,731	—	348	22,079
Balance at March 31, 2018	64,060	641	913,106	(114,739)	139,576	6,292	944,876
Exercise of common stock options	126	1	(1)	—	—	—	—
Stock award distributions, net of shares for tax withholding	71	1	(5,338)	—	—	—	(5,337)
Stock-based compensation	—	—	6,399	—	—	—	6,399
Net income	—	—	—	—	41,977	305	42,282
Other comprehensive loss, net of tax	—	—	—	(33,840)	—	(257)	(34,097)
Balance at June 30, 2018	64,257	643	914,166	(148,579)	181,553	6,340	954,123
Exercise of common stock options and employee stock purchase plan purchases	568	5	17,735	—	—	—	17,740
Stock award distributions, net of shares for tax withholding	90	1	(1)	—	—	—	—
Stock-based compensation	—	—	8,544	—	—	—	8,544
Net income	—	—	—	—	1,495	359	1,854
Other comprehensive loss, net of tax	—	—	—	(1,719)	—	(166)	(1,885)
Balance at September 30, 2018	64,915	$649	$940,444	$(150,298)	$183,048	$6,533	$980,376

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$168,318	$83,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	85,462	84,163
Amortization of debt issuance costs	1,364	1,619
Amortization of terminated interest rate swaps	4,960	5,478
Stock-based compensation expense	30,407	20,469
Change in fair value of acquisition-related contingent consideration	—	32,868
Non-cash transaction-related costs	—	773
Unrealized foreign currency gains, net	(7,773)	(131)
Non-cash loss on extinguishment of debt	—	454
Deferred income tax (benefit) expense	(25,408)	17,499
Equity in income of unconsolidated joint ventures	—	(118)
Other reconciling items	792	52
Changes in operating assets and liabilities:
Accounts receivable, unbilled services and advanced billings	(104,589)	(12,552)
Other operating assets and liabilities	(4,289)	(319)
Payment of acquisition-related contingent consideration	(83,249)	(35,029)
Net cash provided by operating activities	65,995	198,577
Cash flows from investing activities:
Purchase of fixed assets	(61,210)	(40,086)
Proceeds received for interest on interest rate swap, net	1,076	125
Distributions from unconsolidated joint ventures	418	—
Proceeds from the sale of marketable securities	—	183
Proceeds from the sale of fixed assets	26	43
Net cash used in investing activities	(59,690)	(39,735)
Cash flows from financing activities:
Payment of acquisition-related contingent consideration	—	(79,663)
Repurchase and retirement of common stock	(300,000)	—
Borrowings on accounts receivable financing agreement	30,000	60,000
Borrowings on line of credit	40,000	—
Proceeds from issuance of long-term debt	300,000	—
Repayments on accounts receivable financing agreement	—	(10,000)
Repayments on line of credit	(40,000)	(91,500)
Repayments of long-term debt	(25,000)	(114,395)
Taxes paid related to net shares settlement of equity awards	—	(5,337)
Acquisition of noncontrolling interest	(4,138)	—
Proceeds from stock issued under employee stock purchase plan and stock option exercises	30,180	19,273
Net cash provided by (used in) financing activities	31,042	(221,622)
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	(266)	(2,275)
Change in cash, cash equivalents, and restricted cash	37,081	(65,055)
Cash, cash equivalents, and restricted cash, beginning of period	144,709	192,890
Cash, cash equivalents, and restricted cash, end of period	$181,790	$127,835

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

The adoption of ASC 842 resulted in the recognition of lease liabilities of $211.7 million (recorded as $31.9 million in short-term lease liabilities and $179.8 million in long-term lease liabilities) and $187.1 million of lease right-of-use, or ROU, assets as of January 1, 2019. Upon adoption of ASC 842, the Company had lease obligations associated with deferred rent, lease loss liabilities, above market lease liabilities, and tenant improvement allowances, totaling $25.7 million, that were reclassified to the lease right-to-use assets. The Company had prepaid rent balances, totaling $1.1 million, that were reclassified as a reduction of the current portion of operating lease liabilities. The adoption of ASC 842 did not impact the consolidated condensed statement of operations for the nine months ended September 30, 2019, consolidated condensed statement of cash flows, or earnings per share. See "Note 2 - Significant Accounting Policies" for further disclosures regarding the adoption of ASC 842.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows (in thousands):

	September 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$181,767	$127,517	$144,221	$192,229
Restricted cash	23	318	488	661
Total cash, cash equivalents, and restricted cash	$181,790	$127,835	$144,709	$192,890

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

The components of lease expense were as follows for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	$9,788	$28,583
Short-term lease cost	725	2,033
Variable lease cost	2,175	5,796
Lease income	(47)	(130)
Net lease cost	$12,641	$36,282

Supplemental cash flow information related to leases was as follows for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurements of lease liabilities, all included in operating cash flows	$9,772	$28,262
Right-of-use assets obtained in exchange for lease obligations	5,100	26,148

Supplemental balance sheet information related to leases was as follows as of September 30, 2019:

As of September 30, 2019
Weighted average remaining lease term	8.0 years
Weighted average discount rate	4.3%

Maturities of operating lease liabilities were as follows as of September 30, 2019 (in thousands):

2019 (remaining)	$9,192
2020	42,946
2021	39,210
2022	31,454
2023	25,891
Thereafter	93,864
Total lease payments	242,557
Less imputed interest	(38,153)
Total	$204,404

As of September 30, 2019, the Company has an additional non-cancelable operating lease that has not yet commenced with future lease payments totaling $0.5 million. This lease will commence in October 2019 with an initial lease term of two years.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities that are measured on a recurring basis as of September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$3,805	$—	$3,805
Total	$—	$3,805	$—	$3,805

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

As of September 30, 2019, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $2,133.8 million and are identified as Level 3 assets. These assets are comprised of goodwill of $1,484.5 million and identifiable intangible assets, net of $649.3 million.

Refer to "Note 7 - Revolving Credit Facilities and Long-Term Debt" for additional information regarding the fair value of long-term debt balances.

(4) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, and derivatives. As of September 30, 2019, substantially all of the Company’s cash and cash equivalents and derivatives were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

There were no individual customers for which revenue was greater than 10% of consolidated revenue in the three and nine months ended September 30, 2019 and 2018.

Accounts receivable and unbilled services from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled services at the respective dates were as follows:

	September 30,	December 31,
	2019	2018
Customer A	10.6%	12.2%
Customer B	15.5%	11.4%

(5) Accounts Receivable, Unbilled Services and Advanced Billings

Accounts receivable and unbilled services were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Accounts receivable	$557,077	$437,001
Unbilled services	147,952	133,147
Total accounts receivable and unbilled services	705,029	570,148
Less allowance for doubtful accounts	(2,393)	(2,049)
Total accounts receivable and unbilled services, net	$702,636	$568,099

Unbilled services as of September 30, 2019 and December 31, 2018 includes $75.1 million and $66.6 million, respectively, of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. Impairment losses on contract assets were immaterial in the three and nine months ended September 30, 2019 and 2018.

Advanced billings were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Advanced billings	$474,999	$441,357

The $33.6 million increase in advanced billings from December 31, 2018 to September 30, 2019 was primarily due to the timing of customer payments. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $398.4 million and $382.5 million related to advanced billings recorded as of January 1, 2019 and 2018, respectively.

Performance Obligations
Revenue recognized from reimbursable expenses and services completed in prior periods was $14.8 million and $65.2 million for the three and nine months ended September 30, 2019, respectively, and $24.4 million and $57.3 million for the three and nine months ended September 30, 2018, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $5.2 billion as of September 30, 2019. This amount includes reimbursement revenue. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

(6) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2018	$1,017,903	$476,859	$1,494,762
Currency translation	(10,256)	—	(10,256)
Balance at September 30, 2019	$1,007,647	$476,859	$1,484,506

There are no accumulated impairment charges as of September 30, 2019 and December 31, 2018.

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$551,020	$(127,070)	$423,950	$555,915	$(103,248)	$452,667
Trade names (finite-lived)	28,524	(15,636)	12,888	28,505	(12,810)	15,695
Patient list and other intangibles	44,474	(34,476)	9,998	44,474	(30,939)	13,535
Database	137,100	(52,651)	84,449	137,100	(32,561)	104,539
Total finite-lived intangible assets	761,118	(229,833)	531,285	765,994	(179,558)	586,436
Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$879,128	$(229,833)	$649,295	$884,004	$(179,558)	$704,446

Amortization expense was $17.1 million and $51.4 million for the three and nine months ended September 30, 2019, respectively, and $17.9 million and $54.0 million for the three and nine months ended September 30, 2018, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2019 (remaining)	$17,079
2020	68,711
2021	63,619
2022	49,244
2023	37,515
2024 and thereafter	295,117
Total	$531,285

(7) Revolving Credit Facilities and Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Term loans, first lien	$1,191,533	$916,533
Accounts receivable financing agreement	200,000	170,000
Total debt	1,391,533	1,086,533
Less current portion of long-term debt	—	—
Total long-term debt	1,391,533	1,086,533
Less debt issuance costs	(3,138)	(4,149)
Total long-term debt, net	$1,388,395	$1,082,384

Principal payments on long-term debt are due as follows (in thousands):

Current maturities of long-term debt:
2019 (remaining)	$—
2020	—
2021	1,391,533
2022	—
Total	$1,391,533

2016 Credit Facilities

As collateral for borrowings under the senior secured credit facilities, or 2016 Credit Facilities, the Company granted a pledge on primarily all of its assets, and the stock of wholly-owned U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The 2016 Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the 2016 Credit Facilities, subject to compliance with applicable law, as of September 30, 2019 and December 31, 2018, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The 2016 Credit Facilities also contain customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.00% to 2.00%, in the case of LIBOR loans, and 0.00% to 1.00%, in the case of ABR loans. The Company has the option of 1, 2, 3 or 6 month base interest rates. For the nine months ended September 30, 2019, the weighted average interest rate on the first lien term loan was 3.75%.

On September 3, 2019, the Company received the proceeds from a $300.0 million incremental term loan under the 2016 Credit Facilities, or the Incremental Borrowing. The Incremental Borrowing was used to fund the share repurchase which is discussed further in "Note 8 - Stockholders' Equity". In accordance with the guidance in ASC 470-50, "Debt - Modifications and Extinguishments," the Incremental Borrowing was accounted for as a debt modification. The Incremental Borrowing resulted in a $1.9 million loss on modification of debt, which consists of third-party fees associated with the transaction. The Company's voluntary term loan prepayments made during 2018 and 2019 fully satisfied all required quarterly principal payments through maturity.

2016 Revolver

The revolving credit facility under the 2016 Credit Facilities, or 2016 Revolver, provides for $225.0 million of potential borrowings and expires on December 6, 2021. The interest rate on the 2016 Revolver is based on the LIBOR with a 0% LIBOR floor or ABR, at the election of the Company, plus an applicable margin, based on the leverage ratio of the Company. The Company, at its discretion, may elect interest periods of 1, 2, 3 or 6 months. The Company is required to pay to the lenders a commitment fee for unused commitments of 0.2% to 0.4% based on the Company’s debt-to-EBITDA ratio. At September 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under the 2016 Revolver. In addition, at September 30, 2019 and December 31, 2018, the Company had $5.2 million and $5.4 million, respectively, in letters of credit outstanding, which are secured by the 2016 Revolver.

Accounts Receivable Financing Agreement

The Company had $200.0 million and $170.0 million outstanding on its accounts receivable financing agreement as of September 30, 2019 and December 31, 2018, respectively.

Loans under the accounts receivable financing agreement accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.25%. The Company may prepay loans upon one business day's prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice. For the nine months ended September 30, 2019, the weighted average interest rate on the accounts receivable financing agreement was 3.86%.

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

At December 31, 2018, there was $30.0 million of remaining capacity available under the accounts receivable financing agreement. At September 30, 2019, there was no remaining capacity available under the accounts receivable financing agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,390.0 million and $1,084.2 million at September 30, 2019 and December 31, 2018, respectively. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 2 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(8) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

Share Repurchase Program

On August 30, 2019, the Company's Board of Directors, or the Board, approved a share repurchase program, or the Repurchase Program, authorizing the repurchase of up to $500.0 million of the Company's common stock in open market purchases, privately-negotiated transactions, secondary offerings, block trades or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock, and it may be modified, suspended or terminated at any time at the Board's discretion. The Repurchase Program expires on December 31, 2021.

On September 6, 2019, KKR PRA Investors L.P., or KKR, sold 6,666,684 shares of the Company's common stock as part of a secondary offering, or the Secondary Offering, of which the Company repurchased from the underwriter, and subsequently retired, 3,079,765 shares at a price of $97.41 per share, for an aggregate purchase price of approximately $300.0 million. The Company incurred expenses in connection with the Secondary Offering of $0.6 million during the three and nine months ended September 30, 2019. The expenses are included in transaction-related costs in the accompanying consolidated condensed statement of operations.

As of September 30, 2019, the Company has remaining authorization to repurchase up to $200.0 million of its common stock under the Repurchase Program.

Noncontrolling Interest

Below is a summary of noncontrolling interest for the nine months ended September 30 (in thousands):

	2019	2018
Balance as of January 1,	$6,390	$5,710
Comprehensive income
Net income	99	898
Foreign currency adjustments, net of income tax	76	(75)
Acquisition of noncontrolling interest	(6,565)	—
Balance as of September 30,	$—	$6,533

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

The Company granted 1,150,000 service-based options and 352,036 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $37.8 million and $34.2 million, respectively, during the nine months ended September 30, 2019.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding at December 31, 2018	4,641,600	$62.29	7.8	$149.7
Granted	1,150,000	98.42
Exercised	(464,564)	33.86
Expired or forfeited	(199,550)	82.92
Outstanding at September 30, 2019	5,127,486	$72.17	7.7	$144.8
Exercisable at September 30, 2019	1,975,811	$42.71	6.0	$112.5

The Company’s RSAs/RSUs activity in 2019 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested December 31, 2018	344,250	$81.39	$31.7
Granted	352,036	97.06
Forfeited	(40,500)	80.72
Vested	(22,750)	61.57
Unvested September 30, 2019	633,036	$90.87	$62.8

Employee Stock Purchase Plan

In April 2017, the Board approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of any offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, with the administrator of the ESPP having the right to establish different offering periods. The Company recognized stock-based compensation expense of $3.0 million and $2.5 million associated with the ESPP during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there have been 242,329 shares issued and 2,757,671 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct costs	$3,685	$2,451	$9,780	$6,900
Selling, general and administrative	7,559	5,319	20,627	13,569
Transaction-related costs	—	773	—	773
Total stock-based compensation expense	$11,244	$8,543	$30,407	$21,242

(10) Income Taxes

The Company’s effective income tax rate was 25.1% and 40.0% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the nine months ended September 30, 2018 included the effect of an increase in the fair value of the earn-out liability related to the stock acquisition of Symphony Health, which was not included in taxable income, but instead increased tax stock basis. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2019 is primarily due to (i) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI, (ii) state income taxes, and (iii) the effects of other jurisdictional and permanent differences, including excess tax benefits. Significant judgment is required related to the application of the recent U.S. tax reform, or the Act, particularly with respect to GILTI and the base erosion anti-abuse tax, or BEAT, provisions. If changes occur in the Company’s tax structure, the structure of its arrangements, interpretations, or regulations that clarify these or other provisions of the Act, these changes could have a material effect on the Company’s tax provision. In the quarter ended September 30, 2019, the Company updated its analysis of BEAT and its impact on the annual estimated effective tax rate for the 2019 tax year to reflect revisions to contractual arrangements.

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. During the nine months ended September 30, 2019, the liability for uncertain tax positions increased by $18.7 million. This increase in the liability for uncertain tax positions had no impact on income tax expense for the nine months ended September 30, 2019 as it was previously accrued. If such uncertain positions were recognized, they would impact the effective tax rate.

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $4.9 million at September 30, 2019, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $4.9 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated condensed balance sheet. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company; however, the judgment was appealed by the City of Sao Paulo. In September 2017, a judge from the Superior Court of Justice of Brazil denied relief to the City of Sao Paulo's appeal and upheld the lower court's ruling in favor of the Company for the years 2005 to 2012, and in the period from January to October 2013. The judge from the Superior Court of Justice of Brazil also ruled that the Company must appeal the lower court's verdict for October 2013 and the subsequent periods as the Judiciary Court of Justice of the State of Sao Paulo only reviewed the facts that pertained to the period before October 2013. The Company expects to recover the full amount of the deposit when the case is settled.

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

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of September 30, 2019 and December 31, 2018 (in thousands):

		September 30, 2019		December 31, 2018
	Balance Sheet Classification	Notional amount	Asset/(Liability)	Notional amount	Asset/(Liability)
Derivatives in an asset position:	Other assets	$—	$—	$625,000	$3,318
Derivatives in a liability position:	Other long-term liabilities	625,000	(3,805)	—	—
		$625,000	$(3,805)	$625,000	$3,318

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

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2019	2018	2019	2018
Amount of pre-tax (loss) gain recognized in other comprehensive income	$(266)	$1,422	$(6,190)	$7,617
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	(1,611)	(1,463)	(4,028)	(4,980)

The Company expects that $9.5 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

The effect of cash flow hedge accounting on the consolidated condensed statements of operations for the three and nine months ended September 30, 2019 and 2018, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense, net	$(12,974)	$(14,423)	$(37,834)	$(43,860)
Loss on cash flow hedging relationships in Subtopic 815-20 (interest contracts):
Loss reclassified from accumulated other comprehensive loss into interest expense, net	(1,611)	(1,463)	(4,028)	(4,980)

(13) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation, Net of Tax	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2018	$(158,349)	$(12,310)	$(170,659)
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	1,419	1,419
Balance at January 1, 2019	(158,349)	(10,891)	(169,240)
Other comprehensive loss before reclassifications	(26,768)	(4,567)	(31,335)
Reclassification adjustments	—	2,972	2,972
Balance at September 30, 2019	$(185,117)	$(12,486)	$(197,603)

Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound, Euro, Canadian dollar and Russian ruble exchange rates against the U.S. dollar. The U.S. dollar strengthened by 3.4% and 4.6% versus the British pound and Euro, respectively, and weakened by 3.0% and 7.3% versus the Canadian dollar and the Russian ruble, respectively, between December 31, 2018 and September 30, 2019. The movement in the Euro and British pound contributed to a $15.7 million and $7.4 million increase in other comprehensive loss, respectively, which was offset by decreases in other comprehensive loss of $1.6 million and $1.1 million due to movement in the Russian ruble and Canadian dollar, respectively, during the nine months ended September 30, 2019.

Derivative Instruments

See "Note 12 - Derivatives" for further information on changes to accumulated other comprehensive loss related to the derivative instruments.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	64,771	64,261	65,096	63,891
Effect of dilutive stock options and other awards under share-based compensation programs	1,442	2,245	1,511	2,367
Diluted weighted average common shares outstanding	66,213	66,506	66,607	66,258

Anti-dilutive shares	2,150	987	1,914	1,670

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

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$719,005	$61,686	$780,691	$656,979	$60,617	$717,596

Direct costs (exclusive of depreciation and amortization)	342,695	46,609	389,304	330,037	41,385	371,422
Reimbursable expenses	169,965	—	169,965	142,717	—	142,717
Segment profit	206,345	15,077	221,422	184,225	19,232	203,457
Less expenses not allocated to segments:
Selling, general and administrative expenses			95,542			92,553
Transaction-related costs			572			43,837
Depreciation and amortization expense			29,264			28,270
Loss (gain) on disposal of fixed assets, net			256			(15)
Income from operations			95,788			38,812
Interest expense, net			(12,974)			(14,423)
Loss on modification or extinguishment of debt			(1,855)			(454)
Foreign currency gains (losses), net			5,408			(1,809)
Other income (expense), net			15			(68)
Income before income taxes and equity in income of unconsolidated joint ventures			$86,382			$22,058

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$2,087,863	$178,159	$2,266,022	$1,966,762	$175,512	$2,142,274

Direct costs (exclusive of depreciation and amortization)	1,022,329	131,112	1,153,441	1,010,915	123,594	1,134,509
Reimbursable expenses	471,682	—	471,682	430,892	—	430,892
Segment profit	593,852	47,047	640,899	524,955	51,918	576,873
Less expenses not allocated to segments:
Selling, general and administrative expenses			291,439			275,424
Transaction-related costs			572			32,709
Depreciation and amortization expense			85,462			84,163
Loss on disposal of fixed assets, net			900			21
Income from operations			262,526			184,556
Interest expense, net			(37,834)			(43,860)
Loss on modification or extinguishment of debt			(1,855)			(454)
Foreign currency gains (losses), net			1,864			(1,416)
Other expense, net			(66)			(201)
Income before income taxes and equity in income of unconsolidated joint ventures			$224,635			$138,625

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$467,096	$61,686	$528,782	$433,050	$60,617	$493,667
Other	12,255	—	12,255	11,396	—	11,396
Total Americas	479,351	61,686	541,037	444,446	60,617	505,063
Europe, Africa, and Asia-Pacific
United Kingdom	191,994	—	191,994	170,252	—	170,252
Netherlands	30,144	—	30,144	28,334	—	28,334
Other	17,516	—	17,516	13,947	—	13,947
Total Europe, Africa, and Asia-Pacific	239,654	—	239,654	212,533	—	212,533
Total revenue	$719,005	$61,686	$780,691	$656,979	$60,617	$717,596

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$1,368,344	$178,159	$1,546,503	$1,284,678	$175,512	$1,460,190
Other	37,268	—	37,268	35,346	—	35,346
Total Americas	1,405,612	178,159	1,583,771	1,320,024	175,512	1,495,536
Europe, Africa, and Asia-Pacific
United Kingdom	551,460	—	551,460	516,442	—	516,442
Netherlands	82,839	—	82,839	87,340	—	87,340
Other	47,952	—	47,952	42,956	—	42,956
Total Europe, Africa, and Asia-Pacific	682,251	—	682,251	646,738	—	646,738
Total revenue	$2,087,863	$178,159	$2,266,022	$1,966,762	$175,512	$2,142,274

(16) Subsequent Events

On October 28, 2019, the Company refinanced its 2016 Credit Facilities. The Company entered into a new credit agreement with a syndicate of banks for an aggregate principal amount of $1,000.0 million of first lien term debt due in 2024, or the 2019 First Lien Term Loan, and a five-year $750.0 million revolving line of credit, collectively known as the 2019 Credit Facilities. The proceeds from the 2019 Credit Facilities were primarily used to repay the 2016 First Lien Term Loan principal balance of $1,191.5 million. The 2019 Credit Facilities also contain customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to LIBOR or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.0% to 2.0%, in the case of LIBOR loans, and 0.0% to 1.0%, in the case of ABR loans. The Company has the option of 1, 2, 3 or 6 month base interest rates. The 2019 First Lien Term Loan requires the Company to repay 2.5% of the original aggregate principal amount per annum in equal quarterly installments beginning on March 31, 2020 through September 30, 2024, with the remaining balance due at maturity.

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

Our gross new business awards for our Clinical Research segment for the nine months ended September 30, 2019 and 2018 were $2,300.3 million and $2,286.7 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable expenses.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the nine months ended September 30, 2019 and 2018, we had $295.6 million and $309.3 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at September 30, 2019 and 2018 was $4.6 billion and $4.1 billion, respectively.

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

Direct Costs (Exclusive of Depreciation and Amortization)

For our Clinical Research segment, direct costs consist primarily of labor‑related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 96.2% and 95.9% for the nine months ended September 30, 2019 and 2018, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 3.1% and 4.5% of the Clinical Research segment's total direct costs for the nine months ended September 30, 2019 and 2018, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 3.8% and 4.1% for the nine months ended September 30, 2019 and 2018, respectively.

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

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 73.3% and 73.0% for the nine months ended September 30, 2019 and 2018, respectively. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 20.0% and 20.2% of the Data Solutions segment's total direct costs for the nine months ended September 30, 2019 and 2018, respectively. Our remaining direct costs are items such as travel, meals, and supplies and were 6.7% and 6.8% of the Data Solutions segment's total direct costs for the nine months ended September 30, 2019 and 2018, respectively.

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

Transaction-related Costs

Transaction-related costs include fees associated with our secondary offerings, stock-based compensation expense related to the transfer restrictions on vested options, the amendment to our accounts receivable financing agreement, costs associated with acquisition related earn-out liabilities, and expenses associated with our acquisitions.

Loss on Modification or Extinguishment of Debt

Loss on modification or extinguishment of debt consists of costs incurred in connection with incremental borrowings under our credit facilities and the write-off of previously unamortized debt financing costs that were expensed as a result of voluntary debt repayments.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. dollars per:
Euro	1.11	1.16	1.12	1.19
British pound	1.23	1.30	1.27	1.35

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018
(in thousands)
Revenue	$780,691	$717,596
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	389,304	371,422
Reimbursable expenses	169,965	142,717
Selling, general and administrative expenses	95,542	92,553
Transaction-related costs	572	43,837
Depreciation and amortization expense	29,264	28,270
Loss (gain) on disposal of fixed assets	256	(15)
Income from operations	95,788	38,812
Interest expense, net	(12,974)	(14,423)
Loss on modification or extinguishment of debt	(1,855)	(454)
Foreign currency gains (losses), net	5,408	(1,809)
Other income (expense), net	15	(68)
Income before income taxes and equity in income of unconsolidated joint ventures	86,382	22,058
Provision for income taxes	3,375	20,248
Income before equity in income of unconsolidated joint ventures	83,007	1,810
Equity in income of unconsolidated joint ventures, net of tax	—	44
Net income	83,007	1,854
Net income attributable to noncontrolling interest	—	(359)
Net income attributable to PRA Health Sciences, Inc.	$83,007	$1,495

Revenue increased by $63.1 million, or 8.8%, from $717.6 million during the three months ended September 30, 2018 to $780.7 million during the three months ended September 30, 2019. Revenue for the three months ended September 30, 2019 benefited from an increase in billable hours and volume-related increases in clinical activities as well as an increase in the effective rate of hours billed on our studies, offset by an unfavorable impact of $6.3 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts, and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs, exclusive of depreciation and amortization, increased by $17.9 million, or 4.8%, from $371.4 million during the three months ended September 30, 2018 to $389.3 million during the three months ended September 30, 2019. Salaries and related benefits in our Clinical Research segment increased $19.8 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth. Data costs in our Data Solutions segment increased

$4.5 million as we continue to expand our sources of data. This was offset by a favorable impact of $6.7 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 49.9% and 51.8% during the three months ended September 30, 2019 and 2018, respectively.

Reimbursable expenses increased by $27.2 million from $142.7 million during the three months ended September 30, 2018 to $170.0 million during the three months ended September 30, 2019. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $3.0 million, or 3.2%, from $92.6 million during the three months ended September 30, 2018 to $95.5 million during the three months ended September 30, 2019. The increase in selling, general and administrative expenses is primarily related to an increase in salaries and related benefits, including stock-based compensation expense, as we continue to hire staff and add additional office space to support our growing business. Selling, general and administrative expenses as a percentage of revenue were 12.2% and 12.9% during the three months ended September 30, 2019 and 2018, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily related to our continued efforts to effectively leverage our selling and administrative functions.

Transaction-related costs for the three months ended September 30, 2019, totaling $0.6 million, consisted of costs incurred in connection with the September 2019 secondary offering of common stock. For the three months ended September 30, 2018, we incurred $43.8 million of transaction-related costs. These costs consisted of $42.6 million for changes in the estimated fair value of contingent consideration related to our acquisitions, $0.8 million of stock-based compensation expense related to the release of the remaining portion of the transfer restrictions on vested options, and $0.5 million of expenses incurred in connection with our August 2018 secondary offering of common stock.

Depreciation and amortization expense was $29.3 million and $28.3 million during the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense as a percentage of revenue was 3.7% during the three months ended September 30, 2019 and 3.9% during the three months ended September 30, 2018.

Interest expense, net, decreased by $1.4 million, or 10.0%, from $14.4 million during the three months ended September 30, 2018 to $13.0 million during the three months ended September 30, 2019. The change is primarily due to a decrease in the weighted average interest rate on our outstanding debt as well as a decrease in the average outstanding debt balance as compared to the three months ended September 30, 2018.

The loss on modification of debt was $1.9 million for the three months ended September 30, 2019, which consisted of costs incurred associated with the incremental borrowing under the senior secured credit facilities. The loss on extinguishment of debt incurred during the three months ended September 30, 2018, totaling $0.5 million, consisted of previously capitalized unamortized debt financing costs that were expensed as a result of voluntary debt repayments made during the quarter.

Foreign currency gains (losses), net, changed by $7.2 million from foreign currency losses of $1.8 million during the three months ended September 30, 2018 to foreign currency gains of $5.4 million during the three months ended September 30, 2019. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended September 30, 2019, foreign currency gains were primarily due to movement of the U.S. dollar versus the British pound, the Euro, and Brazilian real.

Provision for income taxes decreased by $16.9 million from $20.2 million during the three months ended September 30, 2018 to $3.4 million during the three months ended September 30, 2019. Our effective tax rate was 91.8% and 3.9% during the three months ended September 30, 2018 and 2019, respectively. In the quarter ended September 30, 2019, we updated our analysis of the base erosion anti-abuse tax, or BEAT, and its impact on the annual estimated effective tax rate for the 2019 tax year to reflect revisions to contractual arrangements, which reduced the effective tax rate for the quarter. For the three months ended September 30, 2019, the annual estimated effective tax rate varied from the U.S. statutory rate of 21% primarily due to (i) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI, (ii) state income taxes, and (iii) the effects of other jurisdictional and permanent differences, including excess tax benefits. The effective tax rate for the three months ended September 30, 2018 was significantly impacted by the transaction costs associated with an increase in fair value of the earn-out liability related to the stock acquisition of Symphony Health, which is not deductible for tax but instead increases tax stock basis. These quarter events contributed to the comparative reduction in the effective tax rate in the three months ended September 30, 2019 by 87.9%.

Consolidated Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018
(in thousands)
Revenue	$2,266,022	$2,142,274
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,153,441	1,134,509
Reimbursable expenses	471,682	430,892
Selling, general and administrative expenses	291,439	275,424
Transaction-related costs	572	32,709
Depreciation and amortization expense	85,462	84,163
Loss on disposal of fixed assets	900	21
Income from operations	262,526	184,556
Interest expense, net	(37,834)	(43,860)
Loss on modification or extinguishment of debt	(1,855)	(454)
Foreign currency gains (losses), net	1,864	(1,416)
Other expense, net	(66)	(201)
Income before income taxes and equity in income of unconsolidated joint ventures	224,635	138,625
Provision for income taxes	56,317	55,392
Income before equity in income of unconsolidated joint ventures	168,318	83,233
Equity in income of unconsolidated joint ventures, net of tax	—	118
Net income	168,318	83,351
Net income attributable to noncontrolling interest	(99)	(898)
Net income attributable to PRA Health Sciences, Inc.	$168,219	$82,453

Revenue increased by $123.7 million or 5.8%, from $2,142.3 million during the nine months ended September 30, 2018 to $2,266.0 million during the nine months ended September 30, 2019. Revenue for the nine months ended September 30, 2019 benefited from an increase in billable hours and volume-related increases in clinical activities as well as an increase in the effective rate of hours billed on our studies, offset by an unfavorable impact of $27.0 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts, and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs, exclusive of depreciation and amortization, increased by $18.9 million, or 1.7%, from $1,134.5 million during the nine months ended September 30, 2018 to $1,153.4 million during the nine months ended September 30, 2019. Salaries and related benefits in our Clinical Research segment increased $44.9 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth. Data costs in our Data Solutions segment increased $6.3 million as we continue to expand our sources of data. These were offset by a favorable impact of $32.4 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 50.9% and 53.0% during the nine months ended September 30, 2019 and 2018, respectively.

Reimbursable expenses increased by $40.8 million from $430.9 million during the nine months ended September 30, 2018 to $471.7 million during the nine months ended September 30, 2019. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $16.0 million, or 5.8%, from $275.4 million during the nine months ended September 30, 2018 to $291.4 million during the nine months ended September 30, 2019. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, including stock-based compensation expense as we continue to hire staff and add additional office space to support our growing business. Selling, general and administrative expenses as a percentage of revenue were 12.9% during the nine months ended September 30, 2019 and 2018.

Transaction-related costs for the nine months ended September 30, 2019, totaling $0.6 million, consisted of costs incurred in connection with the September 2019 secondary offering of common stock. For the nine months ended September 30, 2018, we recorded $32.7 million of transaction-related costs. These costs consisted of $30.9 million for changes in the estimated fair value of contingent consideration related to our acquisitions, $0.8 million of stock-based compensation expense related to the release of a portion of the transfer restrictions on vested options, $0.5 million of third-party fees associated with the amendment to our accounts receivable financing agreement and $0.5 million of expenses incurred in connection with our August 2018 secondary offering of common stock.

Depreciation and amortization expense increased by $1.3 million, or 1.5%, from $84.2 million during the nine months ended September 30, 2018 to $85.5 million during the nine months ended September 30, 2019. Depreciation and amortization expense as a percentage of revenue was 3.8% during the nine months ended September 30, 2019 and 3.9% during the nine months ended September 30, 2018.

Interest expense, net, decreased by $6.0 million, or 13.7%, from $43.9 million during the nine months ended September 30, 2018 to $37.8 million during the nine months ended September 30, 2019. The change is primarily due to the voluntary principal prepayments made during 2018 and 2019 which was partially offset by interest expense incurred on the September 2019 incremental borrowing.

The loss on modification of debt was $1.9 million for the nine months ended September 30, 2019, and consisted of costs incurred associated with the incremental borrowing under the senior secured credit facilities. The loss on extinguishment of debt incurred during the nine months ended September 30, 2018, totaling $0.5 million, consisted of previously capitalized unamortized debt financing costs that were expensed as a result of voluntary debt repayments made during the period.

Foreign currency gains (losses), net, changed by $3.3 million from foreign currency losses of $1.4 million during the nine months ended September 30, 2018 to foreign currency gains of $1.9 million during the nine months ended September 30, 2019. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the nine months ended September 30, 2019, foreign currency gains were primarily due to movement of the U.S. dollar versus the British pound and the Euro.

Provision for income taxes increased by $0.9 million from $55.4 million during the nine months ended September 30, 2018 to $56.3 million during the nine months ended September 30, 2019. Our effective tax rate was 40.0% and 25.1% during the nine months ended September 30, 2018 and 2019, respectively. The decrease in the effective tax rate of 14.9% was primarily attributable to (i) higher levels of BEAT inclusion in the nine months ended September 30, 2018 than the nine months ended September 30, 2019; and (ii) the exclusion of the effect of an increase in the fair value of the earn-out liability related to the stock acquisition of Symphony Health during the nine months ended September 30, 2018, which is not included for taxable income but instead increases tax stock basis. During the nine months ended September 30, 2019, we updated our analysis of BEAT and its impact on the annual estimated effective tax rate for the 2019 tax year to reflect revisions to contractual arrangements.

Segment Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Clinical Research

	Three Months Ended September 30,
	2019	2018
(in thousands)
Revenue	$719,005	$656,979
Segment profit	206,345	184,225
Segment profit %	28.7%	28.0%

Revenue increased by $62.0 million, or 9.4%, from $657.0 million during the three months ended September 30, 2018 to $719.0 million during the three months ended September 30, 2019. Revenue for the three months ended September 30, 2019 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $22.1 million, or 12.0%, from $184.2 million during the three months ended September 30, 2018 to $206.3 million during the three months ended September 30, 2019 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 28.0% during the three months ended September 30, 2018 to 28.7% for the same period in 2019. Segment profit as a percentage of revenue increased primarily due to the increased utilization of our staff.

Data Solutions

	Three Months Ended September 30,
	2019	2018
(in thousands)
Revenue	$61,686	$60,617
Segment profit	15,077	19,232
Segment profit %	24.4%	31.7%

Revenue increased by $1.1 million, or 1.8%, from $60.6 million during the three months ended September 30, 2018 to $61.7 million during the three months ended September 30, 2019. The increase in revenue was related to an increase in service in kind services provided during the quarter. Service in kind revenue was $4.3 million and $3.0 million during the three months ended September 30, 2019 and 2018, respectively.

Segment profit decreased by $4.2 million, or 21.6%, from $19.2 million during the three months ended September 30, 2018 to $15.1 million during the three months ended September 30, 2019 due to an increase in direct costs (exclusive of depreciation and amortization). The increase in direct costs is attributable to higher data costs as we have expanded our sources of data and have experienced increased costs on the renewal of existing contracts, as well as an increase in salaries and benefits as we have increased headcount to support segment growth. Segment profit as a percentage of revenue decreased from 31.7% during the three months ended September 30, 2018 to 24.4% for the same period in 2019 primarily due to factors noted above.

Segment Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Clinical Research

	Nine Months Ended September 30,
	2019	2018
(in thousands)
Revenue	$2,087,863	$1,966,762
Segment profit	593,852	524,955
Segment profit %	28.4%	26.7%

Revenue increased by $121.1 million, or 6.2%, from $1,966.8 million during the nine months ended September 30, 2018 to $2,087.9 million during the nine months ended September 30, 2019. Revenue for the nine months ended September 30, 2019 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $68.9 million, or 13.1%, from $525.0 million during the nine months ended September 30, 2018 to $593.9 million during the nine months ended September 30, 2019 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 26.7% during the nine months ended September 30, 2018 to 28.4% for the same period in 2019. Segment profit as a percentage of revenue increased primarily due to the increased utilization of our staff.

Data Solutions

	Nine Months Ended September 30,
	2019	2018
(in thousands)
Revenue	$178,159	$175,512
Segment profit	47,047	51,918
Segment profit %	26.4%	29.6%

Revenue increased by $2.6 million, or 1.5%, from $175.5 million during the nine months ended September 30, 2018 to $178.2 million during the nine months ended September 30, 2019. The increase in revenue was related to an increase in the volume of data services provided during the nine month period offset by a decrease in the amount of consulting and service in kind services provided during the nine month period. Service in kind revenue was $11.9 million and $12.8 million during the nine months ended September 30, 2019 and 2018, respectively.

Segment profit decreased by $4.9 million, or 9.4%, from $51.9 million during the nine months ended September 30, 2018 to $47.0 million during the nine months ended September 30, 2019 due to an increase in direct costs (exclusive of depreciation and amortization). The increase in direct costs is attributable to higher data costs as we have expanded our sources of data and have experienced increased costs on the renewal of existing contracts, as well as an increase in salaries and benefits as we have increased headcount to support segment growth. Segment profit as a percentage of revenue decreased from 29.6% during the nine months ended September 30, 2018 to 26.4% for the same period in 2019 primarily due to the factors noted above.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of September 30, 2019, we had approximately $181.8 million of cash and cash equivalents of which $56.0 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $2,195.2 million during the nine months ended September 30, 2019, including $261.5 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $2,133.0 million during the nine months ended September 30, 2018, including $258.3 million of funds received from customers to pay investigators. The increase in cash collections during the nine months ended September 30, 2019 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the nine months ended September 30, 2019, net cash provided by operations was $66.0 million compared to $198.6 million provided by operations for the same period of 2018. Cash from operating activities decreased over the prior year primarily due to an increase in cash outflows associated with acquisition related earn-out payments as well as an increase in cash outflows from working capital. The changes in working capital were driven by changes in our accounts receivable, unbilled services and advanced billings accounts, as a result of an increase in our days sales outstanding as compared to the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $59.7 million during the nine months ended September 30, 2019 compared to $39.7 million for the same period of 2018. Cash outflows from capital expenditures increased from $40.1 million during the nine months ended September 30, 2018 to $61.2 million during the same period in 2019. The increase in capital expenditures is primarily related to leasehold improvements and furniture and fixtures associated with new office space added to support our growing business.

Cash Flow from Financing Activities

Net cash provided by financing activities was $31.0 million during the nine months ended September 30, 2019 compared to net cash used in financing activities of $221.6 million for the same period of 2018. During the nine months ended September 30, 2019 our long-term debt balances increased by $305.0 million compared to a $155.9 million decrease for the same period of 2018. Additionally, cash flows for the nine months ended September 30, 2019 include an additional $10.9 million of cash inflows from our employee stock purchase plan as compared to the same period in the prior year. The remaining change in cash flows from financing activities is primarily attributable to cash outflows for the repurchase and retirement of common stock in the current year and the portion of acquisition related earn-out payments being classified as a financing activity in the prior year.

Indebtedness

As of September 30, 2019, we had $1,391.5 million of total indebtedness. Additionally, our 2016 Revolver provided $225.0 million of potential borrowings. At September 30, 2019, we had no outstanding borrowings under our 2016 Revolver and had $5.2 million in letters of credit outstanding, which were secured by the 2016 Revolver. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of September 30, 2019, we were in compliance with these covenants.

On October 25, 2019, we refinanced our 2016 Credit Facilities by entering into the 2019 Credit Facilities. We entered into the 2019 First Lien Term Loan, with a syndicate of banks for an aggregate principal amount of $1,000.0 million of first lien term debt due in 2024, and a five-year $750.0 million revolving line of credit. The proceeds from the 2019 Credit Facilities were used to repay the 2016 First Lien Term Loan principal balance of $1,191.5 million and approximately $4.5 million in related fees and expenses.

See Notes 7 and 16 to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and Note 9 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for additional details regarding our credit arrangements.

Contractual Obligations and Commercial Commitments

In September 2019, the Company borrowed an additional $300.0 million under the 2016 Credit Facilities, or the Incremental Borrowing. See Note 7 to our consolidated condensed financial statements for information about the Incremental Borrowing. As a result of these changes, our long-term debt obligations as of September 30, 2019 are updated below.

	Payments due by Period
	Remaining 2019 (3 Months)	2020 to 2021	2022 to 2023	Thereafter	Total
Principal payments on long-term debt (1)	$—	$1,391,533	$—	$—	$1,391,533
Interest payments on long-term debt (1)	11,874	87,284	—	—	99,158
Total	$11,874	$1,478,817	$—	$—	$1,490,691

(1) Principal payments are based on the terms contained in our agreements. Interest payments are based on the interest rates in effect on September 30, 2019.

Other than the item included above, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2018.

Critical Accounting Policies and Estimates

Other than the accounting policy changes noted in "Note 2 - Significant Accounting Policies Update" of the consolidated condensed financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition to historical consolidated condensed financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may constitute forward-looking statements. Without limiting the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements speak only as of the date hereof, and unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

Item 4. Controls and Procedures

As of September 30, 2019, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange

Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 11 to our consolidated condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes from the risk factors previously disclosed in such annual report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by the Issuer

On August 30, 2019, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $500 million of common stock, effective immediately and through and including December 31, 2021, the date on which the repurchase program will expire. Under the repurchase program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, secondary offerings, block trades or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and pursuant to Rule 10b-18 under the Exchange Act.

On September 6, 2019, KKR PRA Investors L.P. sold 6,666,684 shares of our common stock as part of a secondary offering, of which we repurchased 3,079,765 shares for an aggregate purchase price of approximately $300.0 million. As of September 30, 2019, we have remaining authorization to repurchase up to $200.0 million of common stock under the share repurchase program.

The following table summarizes the share repurchase program activity for the three months ended September 30, 2019, and the approximate dollar value of shares that may yet be purchased pursuant to the share repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except share and per share data)
July 1, 2019 - July 31, 2019	—	$—	—	$—
August 1, 2019 - August 31, 2019	—	—	—	500,000 (1)
September 1, 2019 - September 30, 2019	3,079,765	97.41	3,079,765	200,000
	3,079,765		3,079,765

(1)	All shares are covered by the program described above. The program was announced on September 3, 2019 and expires on December 31, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1
Third Joinder Agreement, dated as September 3, 2019, by and among of Pharmaceutical Research Associates, Inc., PRA Health Sciences, Inc., each of the subsidiaries from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent and other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2019 (No. 001-36732)).

10.2
Underwriting Agreement, dated as of September 3, 2019, among PRA Health Sciences, Inc., the Selling Stockholder named therein and Goldman Sachs & Co. LLC, as Underwriter (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 6, 2019 (No. 001-36732)).

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

101*
The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in inline XBRL (iXBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Consolidated Condensed Financial Statements.

104*	Cover page from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted iXBRL and contained in Exhibit 101.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Michael J. Bonello
Michael J. Bonello
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: October 31, 2019