Form 10-K
period 2019-12-31
PRA Health Sciences, Inc.
filed 2020-02-21
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(919) 786‑8200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Trading symbol
Common Stock, par value $0.01 per share	Nasdaq Global Select Market	PRAH

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant was approximately $5.9 billion based on the closing sale price as reported by the Nasdaq Global Select Market on June 30, 2019. For purposes of this computation, shares of the registrant’s common stock held by affiliates, including executive officers, directors and certain holders known to the registrant, have been excluded.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	63,562,894	shares outstanding as of February 14, 2020
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10‑K to the extent stated herein. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PRA HEALTH SCIENCES, INC.
ANNUAL REPORT ON FORM 10‑K
FOR FISCAL YEAR ENDED DECEMBER 31, 2019

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

Market and Industry Data and Forecasts

This report includes data, forecasts and information obtained from industry publications and surveys and other information available to us. Forecasts and other metrics included in this report to describe our industry are inherently uncertain and speculative in nature, and actual results for any period may materially differ. Estimates and forecasts involve uncertainties and risks and are subject to change based on various factors, including those described in the section titled "Risk Factors" included under Part I, Item 1A of this report. While we are not aware of any misstatements regarding the third-party industry data presented in this report, we have not independently verified any of the data from third-party sources, nor have we ascertained the underlying assumptions relied upon therein.

The ISR 2019 Market Report, as defined below, represents research opinion or viewpoints published by Industry Standard Research, or ISR, a market research firm. Such opinions or viewpoints should not be construed as statements of fact. The ISR 2019 Market Report speaks as of its original publication date (and not as of the date of this report) and the opinions expressed in the ISR 2019 Market Report are subject to change without notice. ISR does not endorse any vendor, product or service depicted in its research publications.

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

Our global clinical development platform includes more than 75 offices across North America, Europe, Asia, Latin America, South Africa, Australia and the Middle East and more than 17,500 employees worldwide. Since 2000, we have participated in over 4,000 clinical trials worldwide, worked on marketed drugs across several therapeutic areas and conducted the pivotal or supportive trials that led to U.S. Food and Drug Administration, or FDA, or international regulatory approval of more than 95 drugs.

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

Stages of Clinical Development

Market trends

ISR estimated in its “2019 CRO Market Size Projections: 2018-2023” report, or ISR 2019 Market Report, that the size of the worldwide CRO market was approximately $39 billion in 2018 and will grow at a 7.5% CAGR to $56 billion in 2023. This growth will be driven by an increase in the amount of research and development expenditure and levels of clinical development outsourcing by biopharmaceutical companies.

Increased R&D spending

ISR estimates in its 2019 Market Report that research and development, or R&D, expenditures by biopharmaceutical companies were approximately $315 billion in 2018 and will grow approximately 3% per year through 2023. Of this amount, approximately $130 billion was spent on development, including $93 billion on Phase I through IV clinical development. Growth drivers of R&D spending among biopharmaceutical companies include the need to replenish lost revenues resulting from the patent expirations of a large number of high‑profile drugs in recent years which has resulted in the need for biopharmaceutical companies to increase their R&D expenditures to eventually fill this revenue void with new drug approvals, and a healthy capital-raising environment among biotechnology companies in recent years. We believe biotechnology companies primarily use the capital to fund clinical trials, and due to the general lack of existing infrastructure, these trials are often contracted to CROs.

Higher outsourcing penetration

ISR estimates in its 2019 Market Report that approximately 42% of Phase I through IV clinical development spend is outsourced to CROs, and the levels of penetration are expected to increase to approximately 49% by 2023. We believe this increase in outsourcing is due to several factors, including the need to maximize R&D productively, the increasing burden of clinical trial complexity, and the desire to pursue simultaneous registration in multiple countries.

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

Our History and Corporate Information

PRA Health Sciences, Inc. was incorporated in Delaware in June 2013. Our wholly‑owned subsidiary, PRA Holdings, Inc., or PRA Holdings, was incorporated in Delaware in July 2007 and its predecessors date back to 1982. Our qualified and experienced clinical and scientific staff has been delivering clinical drug development services to our clients for more than 30 years and our service offerings now encompass the spectrum of the clinical drug development process. See Note 5 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information with respect to our recent acquisitions.

Our Competitive Strengths

Global CRO platform

We are one of the largest CROs in the world by revenue focused on executing clinical trials on a global basis. Our global clinical development platform includes more than 75 offices across North America, Europe, Asia, Latin America, South Africa, Australia and the Middle East and over 17,500 employees worldwide. We are dedicated to the seamless execution of integrated clinical trials on multiple continents concurrently. We believe our global presence and scale are important differentiators as biopharmaceutical companies are increasingly focused on greater patient access for increasingly complex clinical trials and gaining regulatory approval for new products in multiple jurisdictions simultaneously.

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

Therapeutic expertise in large segments of drug development

Our therapeutic expertise encompasses areas that are among the largest in pharmaceutical development, including oncology, immunology, central nervous system, inflammation and infectious diseases. We have participated in more than 2,400 clinical trials in these key areas since 2005, accounting for a substantial majority of our total clinical trials during this period. We employ drug development experts with extensive experience across numerous therapeutic areas in preparing development plans, establishing study and protocol designs, identifying investigative sites and patients and submitting regulatory filings. Our staff is highly experienced and includes approximately 850 Ph.Ds, 600 medical doctors and 275 doctors of pharmacy worldwide.

Innovative approach to clinical trials using medical informatics

We are committed to being an industry leader in developing global, scalable, and sustainable drug development solutions. We continuously improve our systems and processes by investing in medical informatics, technology, analytics, and IT infrastructure. Our information system enables rapid, web‑based delivery of clinical trial data to clients and project teams. We believe our proprietary analysis and application of data are key differentiators and allow us to identify more productive investigative sites and speed patient enrollment, thereby decreasing drug development timelines. We have invested in, and acquired, large databases of aggregated patient medical data, which we refer to as medical informatics, to clearly understand patient distribution and location. Specifically, we have acquired data sources that give us significant amounts of information about patient populations in the U.S. to enhance enrollment; these include medical claims data, hospital master charge data, pharmacy data, laboratory data, and payor data. These investments in informatics gives us the capability to identify potential patient populations by location, diagnostic code, treating physician, medications, date diagnosed, last treatment, and other relevant metrics. Our medical informatics suite includes physician, hospital, and pharmacy databases that cover more than 290 million patient lives and approximately 10 billion patient and pharmacy claims in the U.S.

Leading enabler of integrated health data and analytics

The acquisition of Symphony Health Solutions Corporation, or Symphony Health, in 2017 supports our commitment to enhancing the future of clinical development with best-in-class technology solutions which enable deep, data-driven insights to optimize global clinical studies and drug commercialization.

Diversified and attractive client base

Over the past 30 years, we have developed strong client relationships and have performed services for more than 300 biotechnology and pharmaceutical clients. We have significantly expanded our relationships with large pharmaceutical companies in recent years, which has allowed us to pursue strategic alliances with these companies due to our global presence, broad therapeutic expertise and flexible clinical development service offerings. Additionally, we believe that we have built a reputation as a strategic partner of choice for biotechnology and small‑ to mid‑sized pharmaceutical companies as a result of our competitively differentiated platform and our long‑term track record of serving these companies. Our client relationships are also broad and diversified, and in the year ended December 31, 2019 our top 10 clients represented 54% of revenue, with no client representing more than 10% of revenue and our largest single study accounting for approximately 1% of our revenue.

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

Our Growth Strategy

Leverage our strong market position within the biotechnology and small‑ to mid‑sized pharmaceutical market

We believe our long‑term track record serving biotechnology and small‑ to mid‑sized pharmaceutical companies has resulted in our reputation as a strategic partner of choice for these companies. We believe that biotechnology and small‑ to mid‑sized pharmaceutical companies rely on full service CROs to deliver fast, effective and thorough support throughout the clinical development and regulatory processes, as these companies generally lack a global clinical development infrastructure. We intend to leverage our strong relationships with biotechnology and small‑ to mid‑sized pharmaceutical companies to capture additional business from these companies. In particular, we believe the CRO strategic alliances that have become prevalent with large pharmaceutical companies over the past several years will increasingly be utilized by biotechnology and small‑ to mid‑sized pharmaceutical companies. We believe we are well-positioned to take advantage of these opportunities given the depth of our relationships and our proven track record serving these customers.

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

Pursue selective and complementary acquisition strategy

We are a selectively acquisitive company focused on growing our core service offerings, therapeutic capabilities and geographic reach into areas of high market growth. We have acquired 22 companies since 1997 and have established programs to help us identify acquisition targets and integrate them successfully. Our acquisition strategy is driven by our comprehensive commitment to serve client needs and we are continuously assessing the market for potential opportunities.

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

For financial information regarding our segments, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results of Operations" and Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Product Registration

Our Product Registration, or PR, offerings encompass the design, management and implementation of study protocols for Phase II through Phase III clinical trials, which are the critical building blocks of product development programs, as well as Phase IV, or post‑approval, clinical trials. We have extensive resources and expertise to design and conduct studies on a global basis, develop integrated global product databases, collect and analyze trial data and prepare and submit regulatory submissions in the United States, Europe and other jurisdictions.

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

Project Management—Our project management group manages the development process, setting specific targets and utilizing various metrics to ensure that a project moves forward in the right trajectory, resources are used optimally and client satisfaction is met. This group also oversees the implementation of a work breakdown structure, communication plan, and a risk and contingency program for each study. We believe that the management structure of our service delivery model sets us apart in the industry. Each individual project is assigned a director of project delivery and key strategic accounts are also assigned a general partner. As a member of the senior management team, the general partner works with the director of project delivery, the project management group and client representatives to ensure the highest level of client satisfaction. With approximately 450 project directors and project managers, we match our project management personnel to projects based on experience and study specific parameters.

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

Safety and Risk Management—Our dedicated safety and risk management group helps clients design, implement, and operationalize the proper safety procedures for development through to post‑marketing, facilitating clear assessment and communication of patient safety profiles. We have centralized drug safety centers in Mannheim, Germany; Swansea, U.K.; Charlottesville, Virginia, U.S. (with a satellite center in Lenexa, Kansas); Sao Paulo, Brazil; and Singapore. Centers are staffed with experienced drug safety associates responsible for integrating an effective risk minimization strategy for a drug product and generating useable information based on ongoing risk evaluation. Our team provides risk mitigation strategies at all stages of the drug development cycle and offers core signal detection capabilities.

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

Real World Solutions (RWS)—Our global late-phase services group supports global and regional post‑approval trials with management locations centralized in Pennsylvania, Germany, Mexico, and Singapore. Our experienced late‑phase services team assists clients with the post‑marketing process by helping identify trends and signals in large populations as well as planning and conducting safety surveillance studies, large‑sample trials, registries, restricted access programs, risk management programs, diagnostic trials and biomarker research. The team consists of industry leading strategic experts, operational specialists and epidemiologists who work with clients to identify post‑marketing research objectives and goals and translate them into comprehensive study designs.

Strategic Solutions

Our Strategic Solutions, or SS, offerings allow biotechnology and pharmaceutical companies to execute their internally‑managed development portfolio with greater flexibility and to leverage their existing infrastructure to minimize redundancy. These offerings provide a broad spectrum of solutions that allow for the efficient management and execution of critical clinical development functions for pharmaceutical clients. These services are embedded or integrated within the client’s internal clinical development operations to support the entire breadth of the client’s drug development pipeline. By embedding our employees within our clients’ infrastructure, we create a strategic and interdependent relationship that allows us to anticipate our clients’ clinical trial demands and efficiently deploy our skilled clinical professionals to meet our clients’ needs. Clinical functions supported by this service offering include study start‑up activities, site monitoring, study management, data management, biostatistics, regulatory and product safety. We focus our solutions primarily on our clients’ Phase II through Phase IV development programs. While traditional, project‑based CRO offerings target the outsourced component of biopharmaceutical industry spending, our Strategic Solutions offerings address the total Phase II through IV development market. We pioneered the embedded services model described below, and we have extensive experience helping customers re‑align their operating model to more efficiently manage their development portfolio with greater flexibility and control.

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

We have more than 1,300 early development specialists working in five clinical pharmacology units located across four different countries, including the United States, the Netherlands and countries in Central and Eastern Europe. We are equipped with the technologies and infrastructure for high‑quality, efficient studies on a wide range of drugs and indications. Over the past five years, we have conducted approximately 700 high‑level, complex early development clinical trials and more than 250 bioanalytical studies per year over the previous five years.

Phase I through IIa Studies—For in‑house Phase I studies, we offer more than 400 beds worldwide and accommodate volunteers in our state‑of‑the‑art clinical pharmacology units, some of which are hospital-based. At these centers, volunteers are under constant medical supervision by a team of highly experienced medical professionals. We have a pool of more than 100,000 study participants (both healthy volunteers and various specific patient populations).

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

Since a large proportion of drug compounds do not succeed in Phase I, we utilize IND trials that include “microdose” or “low‑dose” studies to screen multiple candidates at an early stage and minimize the number of failing clinical product candidates. We have been closely involved in the field of microdose studies over the past 10 years and have conducted approximately 30 microdose studies.

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

Clients and Suppliers

We serve a wide range of client types, including biotechnology and pharmaceutical companies. We have developed numerous strategic relationships in the last five years. For the year ended December 31, 2019, we derived 50% of our revenue from large pharmaceutical companies, 17% of our revenue from small‑ to mid‑sized pharmaceutical companies, 16% of our revenue from large biotechnology companies, and 17% of our revenue from all other biotechnology companies. In 2019 our top five clients represented approximately 38% of revenue; this revenue was derived from a combination of fixed‑fee contracts, fee‑for‑service contracts and time and materials contracts. No individual client or project accounted for 10% or more of revenue for either of the years ended December 31, 2019 or 2018. There was one client that accounted for 10% of revenue for the year ended December 31, 2017.

We utilize a number of suppliers in our business, including data suppliers, central laboratory services, drug storage and shipping, foreign language translation services and information technology. In 2019, our largest individual supplier, a data provider, was paid $32.0 million. In addition, our top 10 suppliers together received payments during 2019 of approximately $159.8 million. We believe that we will continue to be able to meet our current and future supply needs.

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

Our Data Solutions business competes with a diverse set of businesses. We generally compete with other information, analytics, technology, services and consulting companies, as well as with government agencies, private payers and other healthcare companies that provide their data directly to others. Our offerings compete with a number of firms, including IQVIA Inc., OptumHealth, Cognizant Technology Solutions, Decision Resources Group, and ZS Associates.

Backlog

Our studies and projects are performed over varying durations, ranging from several months to several years. Backlog represents anticipated service revenue from contracted new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Canceled contracts and scope reductions are removed from backlog as they occur. Our backlog at December 31, 2019, 2018 and 2017 was approximately $4.7 billion, $4.2 billion and $3.5 billion, respectively. Cancellations totaled $360.4 million, $378.8 million and $366.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We had $2,663.6 million, $2,644.8 million and $2,413.7 million in net new business awards for our Clinical Research segment in the years ended December 31, 2019, 2018, and 2017, respectively. Net new business represents gross new business awards less cancellations for the period.

We exclude our Data Solutions segment from backlog and new business awards due to the short-term nature of its contracts.

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

A failure to comply with applicable regulations relating to the conduct of clinical trials or the preparation of marketing applications could lead to a variety of sanctions. For example, violations of GCP could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical study, refusal of the FDA to approve a clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications.

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

We maintain applicable registrations with the Drug Enforcement Administration, or DEA, that enable us to use controlled substances in connection with our research services. Controlled substances are those drugs and drug products that appear on one of five schedules promulgated and administered by the DEA under the Controlled Substances Act. This act governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances. Our DEA registrations authorize us to receive, conduct testing on, and distribute controlled substances in Schedules II through V. A failure to comply with the DEA’s regulations governing these activities could lead to a variety of sanctions, including the revocation or the denial of a renewal of our DEA registration, injunctions, or civil or criminal penalties.

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

Employees

As of December 31, 2019, we had over 17,500 employees, of which approximately 42% were in the United States, approximately 34% were in Europe, approximately 3% were in Canada, and approximately 21% were in Africa, Latin America, and Asia Pacific. Some of our employees located outside of the United States are represented by workers council or labor unions. We believe that our employee relations are satisfactory. Approximately 38% of employees hold a Master’s level degree or higher. We have approximately 1,900 employees that hold a Ph.D, M.D. or other doctorate level degrees.

Available Information

We are subject to the informational requirements of the Exchange Act and, in accordance therewith, file reports, including annual, quarterly and current reports, proxy statements and other information with the SEC. Copies of our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and our proxy statements for our annual meetings of stockholders, and any amendments or supplements to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to the SEC. Our website address is http://www.prahs.com, and our investor relations website is located at investor.prahs.com. Information on our website is not incorporated by reference herein. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Most of our clients for traditional, project‑based clinical trial services can terminate our contracts without cause upon 30 to 60 days’ notice. For example, our cancellation percentage for traditional, project‑based Phase I through IV trials for the years ended December 31, 2019 and 2018 was 16% and 17%, respectively. Our traditional, project‑based clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

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

Because the contracts included in our backlog can generally be terminated without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results. In addition, we may not realize the full benefits of our backlog of contractually committed services if our clients cancel, delay or reduce their commitments under our contracts with them. For the reasons described above, the loss or delay of a large contract or the loss or delay of multiple contracts or a clients' non-payment for services could adversely affect our revenue and profitability. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by clients as a result of poor performance, but any such termination may also affect our ability to obtain future contracts from the client involved and others. We believe the risk of loss or delay of multiple contracts is even greater in those cases where we are party to broader partnering arrangements with global biopharmaceutical companies.

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

Backlog represents anticipated revenue from contracted new business awards, excluding reimbursable out-of-pocket costs or reimbursable investigator fees, that either have not started or are in process but have not been completed. Our backlog was $4.7 billion, $4.2 billion, and $3.5 billion at December 31, 2019, 2018, and 2017, respectively. Our revenue conversion rate is based on a financial and operational analysis performed by our project management teams and represents the level of effort expected to be expended at a specific point in time. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a client cancels a contract, we generally would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to terminating the canceled project. Generally, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few months to many years. Our backlog may not be indicative of our future results, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect the realization of our revenue from backlog, including:

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

The relationship of backlog to realized revenues is indirect and may vary over time. As we increasingly compete for and enter into large contracts that are more global in nature, there can be no assurance about the rate at which our backlog will convert into revenue. A decrease in this conversion rate would mean that the rate of revenue recognized on contracts may be slower than what we have experienced in the past, which could materially and adversely impact our revenue and results of operations on a quarterly and annual basis. Additionally, delayed projects will remain in backlog and will not generate revenue at the rate originally expected, which could impair our cash flows and results of operations in the short-term. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods.

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

If we lose the services of key personnel or are unable to recruit and retain experienced personnel, our business could be adversely affected.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data. Unauthorized disclosure of sensitive or confidential data, whether through system failure or employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, could cause several negative consequences, including the following: negative publicity, loss of client confidence, significant remediation costs, time-consuming and costly regulatory investigations, legal liability and damage to our reputation. Any of these could contribute to a loss of customers or substantial costs for us, which could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to adequately cover us against claims related to security breaches, cyberattacks and other related breaches.

We have experienced and expect to continue to experience actual or attempted cyberattacks of our IT systems or networks. However, to date, cybersecurity attacks directed at us have not had a material impact on our financial results. While we have certain cybersecurity safeguards in place designed to protect and preserve the integrity of our information technology systems, due to the evolving nature of security threats and the potential negative consequences of a cybersecurity attack outlined above, the impact of any future incidents cannot be reasonably predicted. Our clients are also increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. In addition, our efforts to address a cybersecurity attack may not be successful, potentially resulting in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service. Any of these outcomes could cause serious harm to our business operations and materially adversely affect our financial condition and results of operations.

We may be adversely affected by client concentration or concentration in therapeutic classes in which we conduct clinical trials.

We derive a substantial portion of our revenues from a limited number of large clients. In 2019, we derived 38% of our revenue from our top five clients. In addition, approximately 39% of our backlog, as of December 31, 2019, is concentrated among five clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.

We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in emerging countries and regions, including India, China, Eastern Europe and Latin America. We believe healthcare spending in these emerging markets will continue to grow over the next five years, and we consider our presence in these markets to be an important focus of our growth strategy.

There is no assurance that our investment plans or growth strategy will be successful or will produce a sufficient or any return on our investments. Further, if we are unable to develop new technologies and services, clients do not purchase our new technologies and services, our new technologies and services do not work as intended, or there are delays in the availability or adoption of our new technologies and services, then we may not be able to grow our business or growth may occur more slowly than anticipated. Additionally, although we expect continued growth in healthcare spending in emerging markets, such spending may occur more slowly or not at all, and we may not benefit from our investments in these markets.

We plan to fund growth opportunities with cash from operations or from financings. There can be no assurance that those sources will be available in sufficient amounts to fund future growth opportunities when needed.

Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

If we are unable to successfully identify, acquire and integrate existing businesses, services and technologies, our business, results of operations and financial condition could be adversely impacted.

We anticipate that a portion of our future growth may come from acquiring existing businesses, services or technologies. The success of any acquisition will depend upon, among other things, our ability to effectively integrate acquired personnel, operations, services and technologies into our business and to retain the key personnel and clients of our acquired businesses. In addition, we may be unable to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any future acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction costs, diversion of management’s attention from other business concerns and, with respect to the acquisition of foreign companies, the inability to overcome differences in foreign business practices, language and customs. Our failure to identify potential acquisitions, complete targeted acquisitions and integrate completed acquisitions could have a material adverse effect on our business, financial condition and results of operations.

We may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for our business.

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, statistical projections and forecasting, mobile computing, and other applications and technologies, particularly in our Data Solutions business. We seek to address our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our biopharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render certain of our services obsolete. Moreover, the introduction of new services embodying new technologies could render certain of our existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. These types of failures could have a material adverse effect on our operating results and financial condition.

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

•
the adoption and expansion of trade restrictions, the occurrence or escalation of a “trade war,” or other governmental action related to tariffs or trade agreements or policies among the governments of the United States and other countries, such as China, could adversely impact demand for our services, our costs, our clients, and the U.S. economy;

•
regulatory changes and economic conditions following “Brexit” (the United Kingdom’s exit from the European Union), including uncertainties as to its effect on trade laws, tariffs and taxes, could create instability and volatility in the global financial and currency markets, conflicting or redundant regulatory regimes in Europe (such as the European Medicines Agency ("EMA") relocation from the United Kingdom to the Netherlands) and political instability;

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

We contract with biotechnology and pharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, laboratory analysis, electronic data capture, patient recruitment, data analytics, technology solutions and other related services. Such services are complex and subject to contractual requirements, government regulations, and ethical considerations. For example, we are subject to regulation by the FDA and comparable non‑U.S. regulatory authorities relating to our activities in conducting pre‑clinical and clinical trials. The clinical trial process must be conducted in accordance with regulations promulgated by the FDA under the Federal Food, Drug and Cosmetic Act, which requires the drug to be tested and studied in certain ways. In the United States, before human clinical testing may begin, a manufacturer must file an IND with the FDA. Further, an IRB for each medical center proposing to participate in the clinical trial must review and approve the protocol for the clinical trial before the medical center’s investigators participate. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable IND, the requirements of the relevant IRBs, and GCP regulations. Similarly, before clinical trials begin, a drug is tested in pre‑clinical studies that are expected to comply with Good Laboratory Practice requirements. We are also subject to regulation by the DEA, which regulates the distribution, recordkeeping, handling, security, and disposal of controlled substances. If we fail to perform our services in accordance with these requirements, regulatory authorities may take action against us. Such actions may include injunctions or failure to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Clients may also bring claims against us for breach of our contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against us. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

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

Our Clinical Research business involves the testing of new drugs on patients in clinical trials. Our involvement in the clinical trial and development process creates a risk of liability for personal injury to or death of patients, particularly those with life‑threatening illnesses, resulting from adverse reactions to the drugs administered during testing or after regulatory approval. For example, we may be sued in the future by individuals alleging personal injury due to their participation in clinical trials and seeking damages from us under a variety of legal theories. If we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with our clients, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, our financial condition, results of operations and reputation could be materially and adversely affected. We might also not be able to obtain adequate insurance or indemnification for these types of risks at reasonable rates in the future.

We also contract with physicians to serve as investigators in conducting clinical trials. Investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug to patients during the course of a clinical trial. If the investigators commit errors or make omissions during a clinical trial that result in harm to trial patients or if the investigators commit errors or make omissions in the administration of a drug to a patient, claims for personal injury or products liability damages may result. Additionally, if the investigators engage in fraudulent or negligent behavior, trial data may be compromised, which may require us to repeat the clinical trial or subject us to liability or regulatory action. We do not believe we are legally responsible for the medical care rendered by such third‑party investigators, and we expect that we would vigorously defend any claims brought against us. However, it is possible we could be found liable for claims with respect to the actions of third‑party investigators.

Some of our services involve direct interaction with clinical trial patients and operation of Phase I and IIa clinical facilities, which could create potential liability that may adversely affect our results of operations and financial condition.

We operate facilities where Phase I to IIa clinical trials are conducted, which ordinarily involve testing an investigational drug on a limited number of individuals to evaluate its safety, determine a safe dosage range and identify side effects. Failure to operate such a facility in accordance with applicable regulations could result in disruptions to our operations. Additionally, we face risks associated with adverse events resulting from the administration of such drugs and the professional malpractice of medical care providers. We also directly employ nurses and other trained employees who assist in implementing the testing involved in our clinical trials, such as drawing blood from subjects. Any professional malpractice or negligence by such investigators, nurses or other employees could potentially result in liability to us in the event of personal injury to or death of a subject in clinical trials. Damages and/or the related defense costs, particularly if they were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our financial condition, results of operations and reputation.

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

During 2019, approximately 16% of our revenue and 35% of our operating expenses were denominated in currencies other than the U.S. dollar, particularly the Euro and the British pound. Because a portion of our revenue and expenses are denominated in currencies other than the U.S. dollar and our financial statements are reported in U.S. dollars, changes in non‑U.S. currency exchange rates could significantly affect our results of operations and financial condition.

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

The biopharmaceutical services industry is fragmented and highly competitive and if we do not compete successfully, our business will suffer. We often compete for business with other biopharmaceutical services companies, universities, niche providers and discovery and development departments within our clients, some of which are large biopharmaceutical services companies in their own right with greater resources than ours. As part of our business model, we and our competitors typically form preferred vendor relationships. Both for us and our competitors, these relationships generally are not contractual and are subject to change at any time. We may find reduced access to certain potential clients due to the preferred arrangements between vendors and our competitors, which may exist for extended periods of time.

Additionally, there are few barriers to entry for smaller specialized companies. Because of their size and focus, these companies might compete effectively against larger companies like us, which could have a material adverse impact on our business. The industry is also highly fragmented, with numerous smaller specialized companies and a handful of full‑service companies with global capabilities similar to ours. Increased competition has led to price and other forms of competition, which may result in acceptance of less favorable contract terms that could adversely affect our operating results. As a result of competitive pressures, in recent years our industry has experienced consolidation. This trend is likely to produce more competition from the resulting larger companies for both clients and acquisition candidates.

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

In addition, our effective income tax rate is influenced by U.S. tax law, which has been substantially modified by the U.S. Tax Cuts and Jobs Act. The following provisions of the U.S. Tax Cuts and Jobs Act could have an adverse effect on our tax rate if it is determined that the provisions are applicable to the Company:

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

Our balance sheet reflects goodwill and intangibles assets of $1,502.8 million and $638.6 million, respectively, as of December 31, 2019. Collectively, goodwill and intangibles assets represented 60% of our total assets as of December 31, 2019. In accordance with generally accepted accounting principles, or GAAP, goodwill and indefinite-lived intangible assets are not amortized, but are subject to a periodic impairment evaluation. We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. In addition, we review long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. The carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors that affect the fair value of our business, in which case a charge to earnings would become necessary. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a further discussion of our goodwill and intangible asset impairment testing.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in the aggregate stock ownership of certain stockholders over a three‑year period), the corporation’s ability to use its pre‑change net operating loss carryforwards to offset its future taxable income and other pre‑change tax attributes may be limited. We have experienced at least one ownership change in the past. We may experience additional ownership changes in the future. In addition, future changes in our stock ownership could result in additional ownership changes. Any such ownership changes could limit our ability to use our net operating loss carryforwards to offset any future taxable income and other tax attributes. State and non‑U.S. tax laws, as well as the results of examinations and audits by the IRS and other taxing authorities, may also limit our ability to utilize net operating loss carryforwards and other tax attributes.

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

We depend on certain third parties to provide us with products and services critical to our business. Such services include, among others, suppliers of drugs for patients participating in trials, suppliers of kits for use in our laboratories, suppliers of reagents for use in our testing equipment and providers of maintenance services for our equipment. The failure of any of these third parties to adequately provide the required products or services adequately, or to do so in compliance with applicable regulatory requirements, could have a material adverse effect on our business.

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

We have only a limited ability to protect our intellectual property rights, both domestically and internationally, and these rights are important to our success.

Our success depends, in part, upon our ability to develop, use and protect our proprietary methodologies, analytics, systems, technologies and other intellectual property in both our Clinical Research and Data Solutions businesses. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure, invention assignment and other contractual arrangements, and copyright, trademark, patent and trade secret laws, to protect our intellectual property rights. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. The laws of some foreign countries, especially certain developing countries with emerging economies in Asia, Eastern European and Latin America, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Additionally, both in developed and developing countries, these laws are subject to change at any time and certain agreements may not be fully enforceable, which could further restrict our ability to protect our innovations.

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

We provide services to the biopharmaceutical industry, and our revenues depend on the outsourcing trends and R&D expenditures in the industry. Economic factors (including the success of fundraising efforts, the overall health of the capital markets, consolidations), regulatory developments, patent protection issues and industry trends that affect biopharmaceutical companies in turn affect our business. Biopharmaceutical companies also continue to seek long‑term strategic collaborations with global CROs with favorable pricing terms. Competition for these collaborations is intense and we may decide to forgo an opportunity or we may not be selected, in which case a competitor may enter into the collaboration and our business with the client, if any, may be limited. In addition, if the biopharmaceutical industry reduces overall R&D spending or outsourcing of clinical trials, or such outsourcing fails to grow at projected rates, our operations and financial condition could be materially and adversely affected. All of these events could adversely affect our business, results of operations or financial condition.

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

The U.S. and international healthcare industry is subject to political, economic and/or regulatory influences and changes, such as healthcare reform, all of which could adversely affect both our customers’ business and our business.

Governments worldwide have increased efforts to expand healthcare coverage while at the same time curtailing and better controlling the increasing costs of healthcare. In recent years, the U.S. Congress enacted healthcare reform legislation that expanded health insurance coverage and imposed healthcare industry cost containment measures. More recently, there has been considerable discussion in the United States about repeal of or changes to current healthcare laws and litigation challenging such laws, and in 2019, U.S. tax reform legislation removed the financial penalty for individuals who do not have health insurance. At the same time, certain members of the U.S. Congress have proposed measures that would expand the role of government-sponsored coverage, including single payer or so-called “Medicare-for-All” proposals, the actual implementation or likelihood of which could have far-reaching implications for the healthcare industry. It is uncertain what changes, new legislation or regulations will be adopted or how any such changes, new legislation or regulations would impact our business. If cost-containment efforts or other measures substantially changing existing insurance models limit our customers’ profitability, they may decrease R&D spending, which could decrease the demand for our services and materially adversely affect our growth prospects. Likewise, if a simplified or more relaxed drug approval process is adopted, the demand for our services may decrease.

The U.S. Congress has also considered and might adopt other legislation that could put downward pressure on the prices that biopharmaceutical companies can charge for prescription drugs. In addition, government bodies may have adopted or are considering the adoption of healthcare reform to control the increasing cost of healthcare. Cost-containment measures, whether instituted by healthcare providers or imposed by governments or through new government regulations, could result in greater selectivity in the number of pharmaceutical products available for purchase, resulting in third-party payers potentially challenging the price and cost-effectiveness of certain pharmaceutical products. In addition, in many major markets outside the United States, pricing approval is required before sales may commence. As a result, significant uncertainty exists as to the reimbursement status of approved healthcare products. Any of these factors could harm our customers’ businesses, which, in turn, could materially adversely hurt our business.

In addition to healthcare reform proposals, the expansion of managed care organizations, which focus on reducing healthcare costs by limiting expenditures on pharmaceutical products and medical devices, could result in biopharmaceutical and medical device companies spending less on R&D, which could decrease the demand for our services. If this were to occur, we would have fewer business opportunities and our revenues could decrease, potentially materially.

Government bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations from the FDA’s Drug Safety Oversight Board could change the regulatory environment for drug products, including the process for conducting clinical trials of drug and biologic product candidates, FDA product approval and post-approval safety surveillance. These and other changes in regulation could increase our expenses or limit our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct and fund clinical trials for new medicines, which could reduce the demand for our services.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact the FDA.

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

In the EU and other jurisdictions, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to laws and regulations with respect to cross‑border transfers of such data out of certain jurisdictions in which we operate, including the EU. If we are unable to transfer data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or adversely affect our financial results. The United States, the EU and its member states, and other countries where we have operations continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. For instance, the EU GDPR, which took effect in 2018, imposes stringent data protection requirements and provides for penalties up to the greater of €20 million or 4% of worldwide gross revenue for violations. Federal, state and non‑U.S. governments may propose, adopt or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss, theft or unauthorized use of such data that results in significant harm to individuals. For instance, the California Consumer Privacy Act (the “CCPA”), which grants expanded rights to access and delete personal information and opt out of certain personal information sharing, among other things, became effective on January 1, 2020. Due to the geographic scope of our operations, the EU GDPR, the CCPA, and other privacy and security-related laws and regulations currently in effect or that may come into effect may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with privacy laws and regulations.

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

As of December 31, 2019, we had total indebtedness of $1,258.8 million, which consisted of: $170.0 million principal amount of variable rate accounts receivable financing due in 2021, $1,000.0 million principal amount of variable rate first lien term loans due in 2024, or the First Lien Term Loan, and $88.8 million of borrowings under our revolving line of credit, or the Revolver. The First Lien Term Loan and Revolver are collectively known as the Senior Secured Credit Facility.

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

•
exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facility and accounts receivable financing agreement, are at variable rates of interest;

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

Although the credit agreement governing the Senior Secured Credit Facility, as amended, contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, the risks to our financial condition would increase.

If we do not comply with the covenants in our financing agreements, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement governing the Senior Secured Credit Facility and the accounts receivable financing agreement, as amended, require us to comply with certain covenants. In particular, our credit agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, or amending the terms of agreements relating to certain existing junior indebtedness, if any, in a manner materially adverse to the lenders under our credit agreement without their respective approval. Further, our credit agreement and the accounts receivable financing agreement contain customary covenants, including covenants that restrict our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments. A violation of any of these covenants could cause an event of default under our financing agreements.

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

•	the future availability of borrowings under our Senior Secured Credit Facility, which depends on, among other things, our compliance with the covenants in those facilities.
It cannot be assured that our business will generate sufficient cash flow from operations, or that future borrowings will be available under our Senior Secured Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs.

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

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Additionally, these changes may have an adverse impact on the value of or interest earned on any LIBOR-based marketable securities, loans and derivatives that are included in our financial assets and liabilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility for our corporate headquarters in Raleigh, North Carolina. We also lease more than 74 other offices in North America, Europe, Africa, Latin America, Australia and Asia. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings

We are currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately accrued for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition. See "Contingent Losses" under Note 3 and "Legal Proceedings" under Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a further discussion of our current legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NASDAQ under the symbol “PRAH.”

Holders of Record

On February 18, 2020, we had approximately 265 common stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2019 that have not been previously reported in a quarterly report on Form 10-Q or current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 30, 2019, our board of directors authorized a share repurchase program, or the Repurchase Program, pursuant to which we may repurchase up to $500 million of common stock, effective immediately and through and including December 31, 2021, when the Repurchase Program will expire. Under the repurchase program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, secondary offerings, block trades or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and pursuant to Rule 10b-18 under the Exchange Act.

No repurchases were made during the three months ended December 31, 2019. As of December 31, 2019, we have remaining authorization to repurchase up to $200.0 million of common stock under the Repurchase Program.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from November 13, 2014 (the date our common stock commenced trading on the NASDAQ) through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Health Care Index.

The graph assumes that $100 was invested at the market close on November 13, 2014 in the common stock of PRA Health Sciences, Inc., the Nasdaq Composite Index and the Nasdaq Health Care Index, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data for the years ended December 31, 2017, 2018 and 2019, and as of December 31, 2018 and 2019, from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K. We have derived the selected consolidated financial data for the years ended December 31, 2015 and 2016, and as of December 31, 2015, 2016 and 2017 from our consolidated financial statements not appearing elsewhere in this Annual Report on Form 10‑K. Our historical results are not necessarily indicative of the results we may achieve in any future period.

You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes appearing elsewhere in this Annual Report on Form 10‑K.

(in thousands, except per share data)	2015	2016	2017	2018	2019
Consolidated statements of operations data:
Revenue:
Service revenue (1)	$1,375,847
Reimbursement revenue (1)	238,036
Total revenue (1)	1,613,883	$1,811,711	$2,259,389	$2,871,922	$3,066,262
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	886,528	1,032,688	1,283,868	1,500,226	1,539,541
Reimbursable expenses (1)	238,036	231,688	311,015	570,405	650,080
Selling, general and administrative expenses	246,417	269,893	321,987	371,795	394,925
Transaction-related costs	—	44,834	87,709	35,817	1,835
Depreciation and amortization expense	77,952	69,506	78,227	112,247	114,898
Loss on disposal of fixed assets	652	753	358	120	1,058
Income from operations	164,298	162,349	176,225	281,312	363,925
Interest expense, net	(61,747)	(54,913)	(46,729)	(57,399)	(51,987)
Loss on modification or extinguishment of debt	—	(38,178)	(15,023)	(952)	(3,928)
Foreign currency gains (losses), net	14,048	24,029	(39,622)	(1,043)	(2,257)
Other (expense) income, net	(1,434)	607	(304)	(371)	174
Income before income taxes and equity in (losses) income of unconsolidated joint ventures	115,165	93,894	74,547	221,547	305,927
Provision for (benefit from) income taxes	30,004	28,494	(12,623)	67,232	62,808
Income before equity in (losses) income of unconsolidated joint ventures	85,161	65,400	87,170	154,315	243,119
Equity in (losses) income of unconsolidated joint ventures, net of tax	(3,396)	2,775	123	143	—
Net income	81,765	68,175	87,293	154,458	243,119
Net income attributable to noncontrolling interest	—	—	(366)	(553)	(99)
Net income attributable to PRA Health Sciences, Inc.	$81,765	$68,175	$86,927	$153,905	$243,020
Net income per share:
Basic	$1.36	$1.12	$1.39	$2.40	$3.77
Diluted	$1.29	$1.06	$1.32	$2.32	$3.68
Cash dividends declared per common stockholders	$—	$—	$—	$—	$—
Weighted average common shares outstanding:
Basic	59,965	60,759	62,437	64,123	64,506
Diluted	63,207	64,452	65,773	66,341	66,004
Cash flow data:
Net cash provided by operating activities	$152,428	$160,047	$220,408	$329,792	$253,567
Net cash used in investing activities	(71,686)	(34,614)	(687,420)	(55,473)	(73,183)
Net cash (used in) provided by financing activities	(42,444)	(101,595)	507,009	(319,512)	(90,707)
Other financial data:
Backlog (at period end) (2)	$2,440,123	$2,934,823	$3,535,611	$4,224,225	$4,709,528
Net new business (3)	1,696,635	2,076,484	2,413,730	2,644,791	2,663,572

	2015	2016	2017	2018	2019

Consolidated balance sheet data
Cash and cash equivalents	$121,065	$144,623	$192,229	$144,221	$236,232
Accounts receivable and unbilled services, net	415,077	439,053	627,003	568,099	658,517
Working capital	43,796	60,538	(94,592)	(116,519)	(31,642)
Total assets (4)	2,228,743	2,190,391	3,358,046	3,186,467	3,544,430
Total long-term debt, net	889,514	797,052	1,225,397	1,082,384	1,140,178
Total liabilities (4)	1,526,021	1,461,139	2,421,565	2,135,047	2,454,439
Total stockholders' equity	702,722	729,252	936,481	1,051,420	1,089,991
Total liabilities and stockholders' equity	2,228,743	2,190,391	3,358,046	3,186,467	3,544,430

(1)
On January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, "Revenue from Contracts with Customers," or ASC 606, using the modified retrospective method for all contracts that were not completed as of January 1, 2018. Comparative prior period information continues to be accounted for under the accounting standards in effect for the period presented. The revenue captions for the years ended December 31, 2017 and 2016 have been recast to conform with the presentation of a single revenue total in the consolidated statements of operations as opposed to separate line items. Previously, the year ended December 31, 2017 included service revenue of $1,948.4 million and reimbursement revenue of $311.0 million. The year ended December 31, 2016 included service revenue of $1,580.0 million and reimbursement revenue of $231.7 million.

(2)
Our backlog consists of anticipated service revenue for our Clinical Research segment from new business awards that either have not started or that have started but have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations and the amount of service revenue recognized under existing contracts.

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

(4)
On January 1, 2019, we adopted ASC Topic 842, "Leases," or ASC 842, using the modified retrospective approach. Comparative prior period information continues to be accounted for under the accounting standards in effect for the periods presented. Refer to additional discussion in Note 2, "Recent Accounting Standards", and Note 8, "Leases", in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our discussion and analysis below is focused on our financial results and liquidity and capital resources for the years ended December 31, 2019 and 2018, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2017 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2018 and 2017, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

Our gross new business awards for the years ended December 31, 2019 and 2018 were $3,024.0 million and $3,023.6 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated service revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our business, the value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the years ended December 31, 2019 and 2018, we had $360.4 million and $378.8 million, respectively, of cancellations for which we received correspondence from the client. The number of cancellations can vary significantly from year to year. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated service revenue from new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at December 31, 2019 and 2018 was $4.7 billion and $4.2 billion, respectively.

Industry Trends

ISR estimated in its 2019 Market Report that the size of the worldwide CRO market was approximately $39 billion in 2018 and will grow at a 7.5% CAGR to $56 billion in 2023. This growth will be driven by an increase in the amount of research and development expenditures and higher levels of clinical development outsourcing by biopharmaceutical companies.

Sources of Revenue

Total revenue is comprised of revenue from the provision of our services, and revenue from reimbursable expenses and reimbursable investigator grants, that are incurred while providing our services. We do not have any material product revenue.

On January 1, 2018, we adopted ASC 606 “Revenue from Contracts with Customers,” or ASC 606, using the modified retrospective method for all contracts that were not completed as of January 1, 2018. Thus, in this Part II Item 7 and elsewhere in this report, we report 2019 and 2018 fiscal year revenue under the modified retrospective method of ASC 606, and continue to report comparative prior period information for the 2017 fiscal year under the accounting standards in effect for that period. See Note 3 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional details regarding our sources of revenue.

Costs and Expenses

Our costs and expenses are comprised primarily of our direct costs, selling, general and administrative costs, depreciation and amortization and income taxes. In addition, we monitor and measure costs as a percentage of revenue, excluding reimbursement revenue from reimbursable expenses, rather than total revenue, as we believe this is a more meaningful comparison and better reflects the operations of our business.

Direct Costs (Exclusive of Depreciation and Amortization)

For our Clinical Research segment, direct costs consist primarily of labor‑related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 96.4% and 96.0% for the years ended December 31, 2019 and 2018, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 3.1% and 4.5% of the Clinical Research segment's total direct costs for the years ended December 31, 2019 and 2018, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 3.6% and 4.0% for the years ended December 31, 2019 and 2018, respectively.

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 73.3% and 73.0% for the years ended December 31, 2019 and 2018, respectively. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 20.2% and 20.3% of the Data Solutions segment's total direct costs for the years ended December 31, 2019 and 2018, respectively. Our remaining direct costs are items such as travel, meals, and supplies and were 6.5% and 6.7% of the Data Solutions segment's total direct costs for the years ended December 31, 2019 and 2018, respectively.

Historically, direct costs have increased with an increase in revenue. The future relationship between direct costs and revenue may vary from historical relationships. Direct costs as a percentage of revenue were 50.2% and 52.2%, during the years ended December 31, 2019 and 2018, respectively. Several factors will cause direct costs to decrease as a percentage of revenue. Deployment of our billable staff in an optimally efficient manner has the greatest impact on our ratio of direct cost to revenue. The most effective deployment of our staff is when they are fully engaged in billable work and are accomplishing contract related activities at a rate that meets or exceeds budgeted targets. We also seek to optimize our efficiency by performing work using the employee with the lowest cost. Generally, the following factors may cause direct costs to increase as a percentage of revenue: our staff are not fully deployed, as is the case when there are unforeseen cancellations or delays; our staff are accomplishing tasks at levels of effort that exceed budget, such as rework; and pricing pressure from increased competition.

Reimbursable Expenses

We incur out-of-pocket costs that are reimbursable by our customers. As is customary in our industry, we also routinely enter into separate agreements on behalf of our clients with independent physician investigators in connection with clinical trials. We do not pay independent physician investigators until funds are received from the applicable clients. We include these out-of-pocket costs and investigator fees as reimbursable expenses in our consolidated statements of operations. Reimbursable expenses are not included in our backlog because they are pass-through costs to our clients.

We believe that the fluctuations in reimbursable expenses are not meaningful to our economic performance given that such costs are passed through to the client. The reimbursable expenses are included in our measure of progress for our long-term contracts.

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

Loss on Modification or Extinguishment of Debt

Loss on modification or extinguishment of debt consists of costs incurred in connection with debt refinancing or incremental borrowings under our credit facilities and the write-off of previously unamortized debt financing costs that were expensed as a result of voluntary debt repayments.

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

See Note 5 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information with respect to these and other smaller acquisitions.

Joint Ventures

In June 2017, we closed on a joint venture transaction with Takeda Pharmaceutical Company Ltd., or Takeda, that enabled us to provide clinical trial delivery and pharmacovigilance services as a strategic partner of Takeda Japan. The joint venture was effectuated through the creation of a new legal entity, Takeda PRA Development Center KK, or the TDC joint venture. The TDC joint venture is based in Japan and is owned by us (50%) and Takeda (50%). On May 31, 2019, per the terms of the agreement, the TDC joint venture dissolved and the Company acquired Takeda's interest for $4.1 million.

See Note 4 and Note 5 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information with respect to joint ventures.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Years Ended December 31,
	2019	2018	2017
U.S. dollars per:
Euro	1.12	1.18	1.13
British pound	1.28	1.33	1.29

Results of Operations

Consolidated Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Years Ended December 31,
	2019	2018
(in thousands)
Revenue	$3,066,262	$2,871,922
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,539,541	1,500,226
Reimbursable expenses	650,080	570,405
Selling, general and administrative expenses	394,925	371,795
Transaction-related costs	1,835	35,817
Depreciation and amortization expense	114,898	112,247
Loss on disposal of fixed assets	1,058	120
Income from operations	363,925	281,312
Interest expense, net	(51,987)	(57,399)
Loss on modification or extinguishment of debt	(3,928)	(952)
Foreign currency losses, net	(2,257)	(1,043)
Other income (expense), net	174	(371)
Income before income taxes and equity in income of unconsolidated joint ventures	305,927	221,547
Provision for income taxes	62,808	67,232
Income before equity in income of unconsolidated joint ventures	243,119	154,315
Equity in income of unconsolidated joint ventures, net of tax	—	143
Net income	243,119	154,458
Net income attributable to noncontrolling interest	(99)	(553)
Net income attributable to PRA Health Sciences, Inc.	$243,020	$153,905

Revenue increased by $194.3 million, or 6.8%, from $2,871.9 million during the year ended December 31, 2018 to $3,066.3 million during the year ended December 31, 2019. Revenue for the year ended December 31, 2019 benefited from an increase in billable hours, an increase in the effective rate of hours billed on our studies, offset by an unfavorable impact of $30.9 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs increased by $39.3 million, or 2.6%, from $1,500.2 million during the year ended December 31, 2018 to $1,539.5 million during the year ended December 31, 2019. Salaries and related benefits in our Clinical Research segment increased $69.2 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth and a favorable impact of $36.3 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue decreased from 52.2% during the year ended December 31, 2018 to 50.2% during the year ended December 31, 2019. The change in direct costs as a percentage of revenue was primarily due to the favorable impact of foreign currency exchange rate fluctuations and the increased utilization of our staff.

Reimbursable expenses increased by $79.7 million from $570.4 million during the year ended December 31, 2018 to $650.1 million during the year ended December 31, 2019. We believe that the fluctuations in reimbursable costs from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $23.1 million, or 6.2%, from $371.8 million during the year ended December 31, 2018 to $394.9 million during the year ended December 31, 2019. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and related benefits, including stock-based compensation expense, as we continue to hire staff. In addition, we continue to expand our infrastructure to support our growing business. Selling, general and administrative expenses as a percentage of revenue remained consistent at 12.9% during the years ended December 31, 2018 and December 31, 2019.

During the year ended December 31, 2019, we incurred transaction-related expenses of $1.8 million. These costs consist of $0.6 million of third-party costs incurred in connection with our September 2019 secondary offering and $1.3 million of expenses related to the acquisition of Care Innovations, Inc., which closed on January 7, 2020. During the year ended December 31, 2018, we incurred transaction-related expenses of $35.8 million. These costs consisted of $32.6 million for changes in the estimated fair value of contingent consideration related to our prior acquisitions, $1.4 million related to Symphony Health retention bonuses that were reimbursed by the seller, $0.5 million of third-party costs incurred in connection with our August 2018 secondary offering, $0.8 million of stock-based compensation expense related to the release of a portion of the transfer restrictions on vested options, and $0.5 million of third-party fees associated with the amendment to our accounts receivable financing agreement.

Depreciation and amortization expense increased by $2.7 million, or 2.4%, from $112.2 million during the year ended December 31, 2018 to $114.9 million during the year ended December 31, 2019. Depreciation and amortization expense as a percentage of revenue was 3.9% during the year ended December 31, 2018 and 3.7% during the year ended December 31, 2019. The increase in depreciation and amortization expense is primarily due to increased depreciation expense related to an increase in fixed assets, offset by a decrease in the amortization expense of our intangible assets.

Interest expense, net decreased by $5.4 million from $57.4 million during the year ended December 31, 2018 to $52.0 million during the year ended December 31, 2019. Interest expense on borrowings under our Senior Secured Credit Facility decreased by $6.2 million, which is primarily due to a decrease in the weighted average principal balance outstanding during the year ended December 31, 2019 as well as lower interest rates during the year. Additionally, there was a decrease of $0.9 million related to the amortization of terminated interest rate swaps and amortization of debt issuance costs. This was offset by interest expense on borrowings under our accounts receivable financing agreement, which increased by $1.6 million, primarily due to an increase in the weighted average balance principal balance.

Loss on modification or extinguishment of debt was $3.9 million during the year ended December 31, 2019 compared to $1.0 million during the year ended December 31, 2018. The loss on modification or extinguishment of debt during the year ended December 31, 2019 is related to previously capitalized unamortized debt financing costs as well as new fees incurred that were expensed as a result of the refinancing of our credit facilities during the year. The loss on modification or extinguishment of debt during the year ended December 31, 2018 is related to previously capitalized unamortized debt financing costs that were expensed as a result of voluntary debt repayments made during the year.

Foreign currency losses, net changed by $1.2 million from $1.0 million during the year ended December 31, 2018 to $2.3 million during the year ended December 31, 2019. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. The increase in foreign currency losses, net during the year ended December 31, 2019 is primarily due to movement of the U.S. dollar versus the British pound and the Euro.

Provision for income taxes decreased by $4.4 million from $67.2 million during the year ended December 31, 2018 to $62.8 million during the year ended December 31, 2019. Our effective tax rate was 20.5% for the year ended December 31, 2019 compared to 30.3% during the year ended December 31, 2018. The decrease in our effective tax rate was primarily attributable to us updating our analysis of Base Erosion and Anti-abuse Tax, which reflects revisions to contractual arrangements.

Segment Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Clinical Research

	Years Ended December 31,
	2019	2018
(in thousands)
Revenue	$2,812,969	$2,622,409
Segment profit	796,823	717,201
Segment profit %	28.3%	27.3%

Revenue increased by $190.6 million, or 7.3%, from $2,622.4 million during the year ended December 31, 2018 to $2,813.0 million during the year ended December 31, 2019. Revenue for the year ended December 31, 2019 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $79.6 million, or 11.1%, from $717.2 million during the year ended December 31, 2018 to $796.8 million during the year ended December 31, 2019 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 27.3% during the year ended December 31, 2018 to 28.3% for the same period in 2019. The increase in segment profit is primarily due to the favorable impact of foreign currency exchange rate fluctuations and the increased utilization of our staff.

Data Solutions

	Years Ended December 31,
	2019	2018
(in thousands)
Revenue	$253,293	$249,513
Segment profit	79,818	84,090
Segment profit %	31.5%	33.7%

Revenue increased by $3.8 million, or 1.5%, from $249.5 million during the year ended December 31, 2018 to $253.3 million during the year ended December 31, 2019. The increase in revenue was related to an increase in the volume of data services provided during the year ended December 31, 2019 as compared to the same period for 2018. Service in kind revenue was $20.5 million and $21.8 million for the year ended December 31, 2019 and 2018, respectively.

Segment profit decreased by $4.3 million, or 5.1%, from $84.1 million during the year ended December 31, 2018 to $79.8 million during the year ended December 31, 2019. The decline in segment profit is attributable to higher data costs as we have expanded our sources of data and have experienced increased costs on the renewal of existing contracts, as well as an increase in salaries and benefits as we have increased headcount to support segment growth. Segment profit as a percentage of revenue decreased from 33.7% during the year ended December 31, 2018 to 31.5% for the same period in 2019 primarily due to the factors noted above.

Inflation

Our long‑term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or financial condition. Historically our projection of inflation contained within our contracts has not significantly impacted our operating income. Should inflation be in excess of the estimates within our contracts, our operating margins would be negatively impacted if we were unable to negotiate contract modifications with our clients.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of December 31, 2019, we had approximately $236.2 million of cash and cash equivalents of which $86.9 million was held by our foreign subsidiaries. Our expected primary cash needs on both a short and long‑term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $3,087.3 million during the year ended December 31, 2019, including $325.3 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $2,894.4 million during the year ended December 31, 2018, including $293.6 million of funds received from customers to pay investigators. The increase in cash collections is related to our increase in revenue, driven by an increase in new business awards and backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the year ended December 31, 2019, net cash provided by operations was $253.6 million, compared to $329.8 million in 2018. Cash provided by operating activities decreased from the prior year primarily due to an increase in cash outflows associated with acquisition related earn-out payments as well as an increase in cash outflows from working capital. The changes in working capital were driven by changes in our accounts receivable, unbilled services and advanced billings accounts, as a result of a slight increase in our days sales outstanding compared to the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $73.2 million during the year ended December 31, 2019, compared to $55.5 million in 2018. The increase in cash outflows is attributable to spending on capital expenditures, as we made increased investments in our information technology infrastructure and the build-out of new office space added to support our growing business.

Cash Flow from Financing Activities

Net cash used in financing activities was $90.7 million during the year ended December 31, 2019 compared to $319.5 million for the same period of 2018. During the year ended December 31, 2019, our long-term debt balance, including borrowings under our revolving line of credit, increased by $172.3 million compared to a $265.9 million decrease due to payments on our debt during the year ended December 31, 2018. Cash flows for the year ended December 31, 2019 include a $300.0 million cash outflow for the repurchase and retirement of common stock. The year ended December 31, 2018 also included a $79.7 million cash outflow associated with the portion of acquisition related earn-out payments being classified as a financing activity.

Share Repurchase Program

On August 30, 2019, our board of directors approved the Repurchase Program, authorizing the repurchase of up to $500.0 million of our common stock in an open market purchase, privately-negotiated transactions, secondary offerings, block trades or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and pursuant to Rule 10b-18 under the Exchange Act. The Repurchase Program does not obligate us to repurchase any particular amount of our common stock, and it may be modified, suspended or terminated at any time at the board of directors' discretion. The Repurchase Program expires on December 31, 2021.

Concurrent with the September 2019 secondary offering, we repurchased from the underwriter, and subsequently retired, 3,079,765 shares at a price of $97.41 per share, for an aggregate purchase price of approximately $300.0 million.

As of December 31, 2019, we have remaining authorization to repurchase up to $200.0 million of its common stock under the Repurchase Program.

Indebtedness

On October 28, 2019, we entered into a credit agreement providing for senior secured credit facilities, or the Senior Secured Credit Facility, totaling $1,750.0 million.

Senior Secured Credit Facility

The Senior Secured Credit Facility provides senior secured financing of up to $1,750.0 million, consisting of:

•	the First Lien Term Loan in an aggregate principal amount of $1,000.0 million; and

•	the Revolver in an aggregate principal amount of up to $750.0 million.

The Revolver includes borrowing capacity available for letters of credit up to $25.0 million and for up to $20.0 million of borrowings on same‑day notice, referred to as swingline loans.

The Senior Secured Credit Facility provides that we have the right at any time to request incremental term loans and/or revolving commitments in an aggregate principal amount of up to (a) $500.0 million, plus (b) all voluntary prepayments and corresponding voluntary commitment reductions of the Senior Secured Credit Facility, other than from proceeds of long-term indebtedness, prior to the date of any such incurrence, plus (c) an additional amount which, after giving effect to the incurrence of such amount, we would not exceed a consolidated net first lien secured leverage to consolidated EBITDA ratio of 3.0 to 1.0 pro forma for such incremental facilities, minus (d) the sum of (i) the aggregate principal amount of new term loan commitments and new revolving credit commitments incurred and (ii) the aggregate principal amount of certain other indebtedness incurred. The lenders under these facilities are not under any obligation to provide any such incremental commitments or loans, and any such addition of or increase in commitments or loans is subject to certain customary conditions precedent.

Interest Rate and Fees

Borrowings under the First Lien Term Loan and the Revolver bear interest at a rate equal to, at our option, either (a) LIBOR for the relevant interest period, plus an applicable margin; provided that, solely with respect to the First Lien Term Loan, LIBOR shall be deemed to be no less than 0.00% per annum or (b) an adjusted base rate, or the ABR, plus an applicable margin.

The applicable margin on our First Lien Term Loan is based on our ratio of total debt to EBITDA per the table below:

Pricing Level	Total indebtedness to EBITDA Ratio	Letter of Credit Fees	ABR Margin Rate	Adjusted LIBOR Margin Rate	Commitment Fees
I	> 3.25x	2.00%	1.00%	2.00%	0.35%
II	< 3.25x but > 2.50x	1.75%	0.75%	1.75%	0.30%
III	< 2.50x but > 1.75x	1.50%	0.50%	1.50%	0.25%
IV	< 1.75x but > 1.00x	1.25%	0.25%	1.25%	0.20%
V	< 1.00x	1.00%	—%	1.00%	0.15%

In addition to paying interest on outstanding principal under the Revolver, we are required to pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The commitment fee rate will be based on the ratio of total indebtedness to EBITDA on a given date. We are also required to pay customary letter of credit fees.

As of December 31, 2019, the interest rate on the First Lien Term Loan was 3.21%.

Prepayments

The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of the net cash proceeds of the incurrence or issuance of certain debt; and

•	100% of the net cash proceeds of $5.0 million of certain non-ordinary course asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

The foregoing mandatory prepayments will be applied first to accrued interest and fees and second, to the scheduled installments of principal of the Senior Secured Credit Facility in direct order of maturity.

We may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, subject to reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period.

Amortization and Final Maturity
The First Lien Term Loan is a floating rate term loan with scheduled, fixed quarterly principal payments of $6.3 million to be made quarterly until October 28, 2024.

We have the option of one-, two-, three- or six-month borrowing terms under the Revolver. Principal amounts outstanding under the Revolver are due and payable in full at maturity, on or about October 28, 2024.

Guarantee and Security

All obligations of the borrower under the Senior Secured Credit Facility are unconditionally guaranteed by us and all our material, wholly‑owned U.S. restricted subsidiaries with customary exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences.

All obligations of the borrower under the Senior Secured Credit Facility, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the assets of the borrower and each guarantor, including but not limited to: (i) a perfected pledge of all of the capital stock issued by the borrower and each guarantor and (ii) perfected security interests in substantially all other tangible and intangible assets of the borrower and the guarantors (subject to certain exceptions and exclusions).

Certain Covenants and Events of Default

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

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

Our Senior Secured Credit Facility contains customary events of default (subject to exceptions, thresholds and grace periods), including, without limitation: (i) nonpayment of principal or interest; (ii) failure to perform or observe covenants; (iii) inaccuracy or breaches of representations and warranties; (iv) cross‑defaults with certain other indebtedness; (v) certain bankruptcy related events; (vi) impairment of certain security interests in collateral, guarantees or invalidity or unenforceability of certain Senior Secured Credit Facility documents; (vii) monetary judgment defaults; (viii) certain ERISA matters; and (ix) certain change of control events.

The Senior Secured Credit Facility requires us to maintain a consolidated total debt to consolidated EBITDA ratio of 4.25 to 1.0 and consolidated EBITDA to fixed charges no less than 3.0 to 1.0 for any four consecutive fiscal quarters for which financial statements have been provided to the administrative agent as required by the Senior Secured Credit Agreement. Following a qualified material acquisition, the Senior Secured Credit Facility allows us to increase its Consolidated Total Debt to Consolidated EBITDA Ratio to 5.25 to 1.00; provided that (i) such ratio in respect of each quarter shall be reduced by 0.25 to 1.00, (ii) in no event shall such ratio be lower than 4.25 to 1.00 and (iii) such an increase pursuant to this shall be permitted no more than once during any period of 24 consecutive months.

The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default, including a change of control.

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

We may borrow up to $200.0 million under the accounts receivable financing agreement, secured by liens on our accounts receivables and other assets. We are liable for customary representations, warranties, covenants and indemnities. In addition, we have guaranteed the performance of the obligations and will guarantee the obligations of any additional servicer that may become party to the accounts receivable financing agreement. As of December 31, 2019, the outstanding balance was $170.0 million.

The accounts receivable financing agreement matures on May 31, 2021, unless terminated earlier pursuant to its terms.

Interest Rate and Fees

Loans under the accounts receivable financing agreement will accrue interest at either a reserve-adjusted LIBOR or a base rate, plus 1.25%. As of December 31, 2019 and 2018, the interest rate on the accounts receivable financing agreement was 3.22% and 3.72%, respectively. We may prepay loans upon one business day prior notice and may terminate the accounts receivable financing agreement with 15 days’ prior notice.

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

 Contractual Obligations and Commercial Commitments

The following table summarizes our future minimum payments for all contractual obligations and commercial commitments for years subsequent to the year ended December 31, 2019:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Principal payments on long-term debt (1)	$25,000	$220,000	$1,013,800	$—	$1,258,800
Interest payments on long-term debt (1)	40,818	64,390	53,886	—	159,094
Service purchase commitments (2)	129,866	88,450	6,918	67	225,301
Operating leases	45,162	79,580	47,759	87,454	259,955
Less: sublease income	(161)	(242)	(38)	—	(441)
Uncertain income tax positions (3)	—	—	—	—	—
Total	$240,685	$452,178	$1,122,325	$87,521	$1,902,709

(1)
Principal payments are based on the terms contained in our credit agreements. Principal payments include payments on the senior secured credit facility and the accounts receivable financing agreement. Interest payments are based on the interest rate in effect on December 31, 2019.

(2)
Service purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased.

(3)
As of December 31, 2019, our liability related to uncertain income tax positions was approximately $30.4 million; the entire amount has been excluded from the table as we are unable to predict when these liabilities will be paid due to the uncertainties in timing of the settlement of the income tax positions.

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

Revenue Recognition

Revenue is generated from contracts with customers. Revenue is recognized when control of the performance obligation is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. Our long-term arrangements for clinical research services are considered a single performance obligation because we provide a highly-integrated service. Revenue is recognized based on the proportion of total contract costs incurred to date to the estimated total contract costs through completion. We use the cost-to-cost measure of progress for these contracts because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. The accounting for these long-term contracts involves significant judgment, particularly as it relates to the process of estimating total contract costs, which includes direct costs, reimbursable out-of-pocket expenses, reimbursable investigator fees, and the contract profit. The contracts provide for the right to payment for the work performed to date, which is invoiced to the customer as work progresses, either based on units performed or the achievement of billing milestones. We review the estimated total contract costs to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs. During our contract review process, we review each contract’s performance to date, current cost trends, and circumstances specific to each study. The original or current cost estimates are reviewed and if necessary the estimates are adjusted and refined to reflect any changes in the anticipated performance under the study. As the work progresses, original estimates might be deemed incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the customer to cover additional costs. If not, we bear the risk of costs exceeding our original estimates. We assume that actual costs incurred to date under the contract are a valid basis for estimating future costs. Should our assumption of future cost trends fluctuate significantly, future margins could be reduced. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower margins on those projects. Should our actual costs exceed our estimates on fixed price contracts, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future. Clinical research services delivered under fee-for-service arrangements are recognized over time. Revenue from time and materials contracts is recognized as hours are incurred.

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

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check, as our revenue recognition policies require that we make an accurate assessment of our customers’ creditworthiness. Approximately 17% of our client base is small- to mid-sized biotech companies, creating a heightened risk related to the creditworthiness for a portion of our client base. We manage and assess our exposure to bad debt on each of our contracts. We age our billed accounts receivable and assess exposure by client type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Historically, we have not had any write‑offs in excess of our allowance. If, at December 31, 2019, our aged accounts receivable balance greater than 90 days were to increase by 10% (for the U.S. operations), no material adjustments to bad debt expense would be required.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction‑by‑jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pretax operating income, international transfer pricing policies, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $8.1 million was required as of December 31, 2019 relating to certain state net operating loss carryforwards, foreign net operating loss carryforwards, certain foreign deferred tax assets and state tax credit carryforwards. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We determine our liability for uncertain tax positions globally under the provisions in the FASB's Accounting Standards Codification, or ASC, 740, “Income Taxes.” As of December 31, 2019, we had recorded a liability for uncertain tax positions of $30.4 million. If events occur such that payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The total liability reversal that could affect the tax rate is $30.4 million.

Stock‑Based Compensation

In accordance with the ASC 718, "Stock Compensation", as modified and supplemented, we estimate the value of employee stock options on the date of grant using either the Black‑Scholes model for all options with a service condition or a lattice model for options with market and performance conditions. The determination of fair value of stock‑based payment awards on the date of grant using an option‑pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Black‑Scholes and lattice models require extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk‑free interest rate, expected dividends, and expected life. In developing our assumption, we take into account the following:

•
Since the Company does not have sufficient history to estimate the expected volatility of its common stock price, expected volatility is based upon a blended approach that utilizes the volatility of the Company's common stock for periods in which the Company has sufficient information and the volatility for selected reasonably similar publicly traded companies for which historical information is available.

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

We test goodwill for impairment on at least an annual basis by comparing the carrying value to the estimated fair value of our reporting units. On October 1, 2019, we reviewed goodwill for impairment and our analysis indicated that the fair value of goodwill exceeded the carrying value and, therefore, no impairment exists. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If we do not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, we will calculate the estimated fair value of the reporting unit’s or indefinite-lived intangible asset. Our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. During 2019, as part of our annual impairment analysis, we performed the qualitative assessment for approximately $1.0 billion, or 68.3% of our goodwill balance of $1.5 billion, which relates to our EDS, PR, and SS business units, and for our indefinite-lived trade name intangible asset balances.

If we do not perform a qualitative assessment, goodwill impairment is determined by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. This process is inherently subjective and dependent upon the estimates and assumptions we make. In determining the expected future cash flows of our company, we assume that we will continue to enter into new contracts, execute the work on these contracts profitably, collect receivables from customers, and thus generate positive cash flows. In addition, our analysis could be impacted by future adverse change such as future declines in our operating results, a further significant slowdown in the worldwide economy or pharmaceutical and biotechnology industry or failure to meet the performance projections included in our forecast. We performed our impairment test for the Data Solutions operating segment during the fourth quarter of 2019. It was concluded that the estimated fair value of the Data Solutions operating segment exceeded its carrying value by approximately $185 million, or 27%.

Fair Value Measurements

We record certain assets and liabilities at fair value. Fair value is defined as a price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three‑level hierarchy that prioritizes the inputs used to measure fair value is further described in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

Fair Value Measurements on a Recurring Basis

All derivatives are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. The fair value of our interest rate swaps, measured using Level 2 inputs, were liabilities of $3.0 million and assets of $3.3 million at December 31, 2019 and 2018, respectively.

No other liabilities or assets are remeasured at fair value.

Recent Accounting Standards

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K.

Dividend History

We have not declared or paid dividends during 2019, 2018 and 2017.

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

Interest Rate Risk

In January 2018, we entered into two interest rate swaps with a notational value of $250.0 million and $375.0 million which mature in September 2020 and December 2020, respectively, to hedge our variable rate debt.

At December 31, 2019, we had $633.8 million outstanding under our Senior Secured Credit Facility and accounts receivable financing agreement that were not covered by an interest rate swap and therefore subject to variable interest rates. Each quarter percentage point increase or decrease in the variable rate would result in our interest expense changing by approximately $1.6 million per year under our unhedged variable rate debt.

Foreign Currency Exchange Risk

Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes and equity in income of unconsolidated joint ventures by approximately $36.1 million for the year ended December 31, 2019. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Accumulated currency translation adjustments recorded as a reduction to stockholders’ equity were $149.3 million and $158.3 million at December 31, 2019 and 2018, respectively. We do not have significant operations in countries in which the economy is considered to be highly‑inflationary.

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

The second risk results from the passage of time between the invoicing of clients under these contracts and the ultimate collection of client payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by us as a foreign currency transaction gain or loss, as applicable, and is reported in foreign currency losses, net in our consolidated statements of operations. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect on our consolidated financial results.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PRA Health Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PRA Health Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standards

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 842, “Leases,” using the modified retrospective approach, and as discussed in Note 3 to the financial statements, effective January 1, 2018, the Company adopted of ASC Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Clinical Research - Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
The Company recognizes long-term clinical research revenue over the contract term (“over time”) as the work progresses, due to the Company’s right to payment for work performed to date. The long-term arrangements for clinical research services are considered a single performance obligation because the Company provides a highly-integrated service. Revenue is recognized based on the proportion of total contract costs incurred to date to the estimated total contract costs through completion. The

Company uses the cost-to-cost measure of progress for these contracts because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. The accounting for these long-term contracts involves significant judgment, particularly as it relates to the process of estimating total contract costs, which includes direct costs, reimbursable out-of-pocket expenses, reimbursable investigator fees, and profit. The contracts provide for the right to payment for the work performed to date, which is invoiced to the customer as work progresses, either based on units performed or the achievement of billing milestones.
Given the judgments necessary to estimate total costs for the performance obligation used to recognize revenue for certain long-term clinical research contracts, auditing such estimates required extensive audit effort due to the volume and complexity of long-term clinical research contracts and the high degree of auditor judgment applied when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total costs for the performance obligation used to recognize revenue for certain long-term clinical research contracts included the following, among others:

•	We tested the effectiveness of controls over long-term contract revenue, including those over the estimates of total costs for performance obligations.

•	We selected a sample of long-term clinical research contracts and performed the following:

•
Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

•	Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

•	Tested management’s identification of the distinct performance obligation(s).

•	Tested the accuracy and completeness of the total costs incurred to date for the performance obligation.

•	Evaluated the estimates of total cost for the performance obligation by:

•	Comparing costs incurred to date to the costs management estimated to be incurred to date.

•
Evaluating management’s ability to achieve the estimates of total cost by performing corroborating inquiries with the Company’s project managers and financial analysts, and comparing the estimates to management’s work plans and cost estimates.

•	Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

•	Performed data analytics to assess contract balances.

•	We evaluated management’s ability to estimate total costs accurately by comparing actual costs and margins to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 21, 2020

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PRA Health Sciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PRA Health Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASC, Topic 842, “Leases”.
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
February 21, 2020

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$236,232	$144,221
Restricted cash	38	488
Accounts receivable and unbilled services, net	658,517	568,099
Prepaid expenses and other current assets	88,141	66,605
Income taxes receivable	2,639	2,942
Total current assets	985,567	782,355
Fixed assets, net	180,716	154,764
Operating lease right-of-use assets	186,343	—
Goodwill	1,502,756	1,494,762
Intangible assets, net	638,577	704,446
Deferred tax assets	10,282	8,954
Deferred financing fees	3,377	1,373
Other assets	36,812	39,813
Total assets	$3,544,430	$3,186,467
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$88,800	$—
Current portion of long-term debt	25,000	—
Accounts payable	55,293	43,734
Accrued expenses and other current liabilities	302,705	369,477
Income taxes payable	2,094	44,306
Current portion of operating lease liabilities	37,603	—
Advanced billings	505,714	441,357
Total current liabilities	1,017,209	898,874
Deferred tax liabilities	78,511	100,712
Long-term debt, net	1,140,178	1,082,384
Long-term portion of operating lease liabilities	172,370	—
Other long-term liabilities	46,171	53,077
Total liabilities	2,454,439	2,135,047
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 63,491,550 and 65,394,526 at December 31, 2019 and 2018, respectively	635	654
Additional paid-in capital	1,006,182	960,535
Accumulated other comprehensive loss	(160,108)	(170,659)
Retained earnings	243,282	254,500
Equity attributable to PRA Health Sciences, Inc. stockholders	1,089,991	1,045,030
Noncontrolling interest	—	6,390
Total stockholders' equity	1,089,991	1,051,420
Total liabilities and stockholders' equity	$3,544,430	$3,186,467

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue	$3,066,262	$2,871,922	$2,259,389
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,539,541	1,500,226	1,283,868
Reimbursable expenses	650,080	570,405	311,015
Selling, general and administrative expenses	394,925	371,795	321,987
Transaction-related costs	1,835	35,817	87,709
Depreciation and amortization expense	114,898	112,247	78,227
Loss on disposal of fixed assets	1,058	120	358
Income from operations	363,925	281,312	176,225
Interest expense, net	(51,987)	(57,399)	(46,729)
Loss on modification or extinguishment of debt	(3,928)	(952)	(15,023)
Foreign currency losses, net	(2,257)	(1,043)	(39,622)
Other income (expense), net	174	(371)	(304)
Income before income taxes and equity in income of unconsolidated joint ventures	305,927	221,547	74,547
Provision for (benefit from) income taxes	62,808	67,232	(12,623)
Income before equity in income of unconsolidated joint ventures	243,119	154,315	87,170
Equity in income of unconsolidated joint ventures, net of tax	—	143	123
Net income	243,119	154,458	87,293
Net income attributable to noncontrolling interest	(99)	(553)	(366)
Net income attributable to PRA Health Sciences, Inc.	$243,020	$153,905	$86,927
Net income per share attributable to common stockholders:
Basic	$3.77	$2.40	$1.39
Diluted	$3.68	$2.32	$1.32
Weighted average common shares outstanding:
Basic	64,506	64,123	62,437
Diluted	66,004	66,341	65,773

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$243,119	$154,458	$87,293
Other comprehensive income (loss):
Foreign currency translation adjustments net of tax $(2,504), $4,670, and $0	9,083	(41,042)	83,814
Unrealized (losses) gains on derivative instruments, net of income taxes of $(2,897), $1,007, and $96	(3,031)	2,152	149
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes, $3,017, $1,649, and $2,699	3,156	4,828	4,156
Comprehensive income	252,327	120,396	175,412
Comprehensive income attributable to noncontrolling interest	(175)	(680)	(269)
Comprehensive income attributable to PRA Health Sciences, Inc.	$252,152	$119,716	$175,143

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated Other Comprehensive Loss (Note 18)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2016	61,598	$616	$879,067	$(224,686)	$74,255	$—	$729,252
Exercise of common stock options	1,904	19	8,072	—	—	—	8,091
Issuance of common stock	5	—	375	—	—	—	375
Stock-based compensation	117	1	17,909	—	—	—	17,910
Non-controlling interest related to Takeda joint venture	—	—	—	—	—	5,441	5,441
Net income	—	—	—	—	86,927	366	87,293
Other comprehensive income, net of tax	—	—	—	88,216	—	(97)	88,119
Balance at December 31, 2017	63,624	636	905,423	(136,470)	161,182	5,710	936,481
Impact to retained earnings from adoption of ASC 606	—	—	—	—	(60,587)	—	(60,587)
Balance at January 1, 2018	63,624	636	905,423	(136,470)	100,595	5,710	875,894
Exercise of common stock options and employee stock purchase plan purchases	1,626	16	30,535	—	—	—	30,551
Stock award distributions net of shares for tax withholding	145	2	(5,339)	—	—	—	(5,337)
Stock-based compensation	—	—	29,916	—	—	—	29,916
Net income	—	—	—	—	153,905	553	154,458
Other comprehensive loss, net of tax	—	—	—	(34,189)	—	127	(34,062)
Balance at December 31, 2018	65,395	654	960,535	(170,659)	254,500	6,390	1,051,420
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	1,419	(1,419)	—	—
Balance at January 1, 2019	65,395	654	960,535	(169,240)	253,081	6,390	1,051,420
Exercise of common stock options, employee stock purchase plan purchases and other	879	9	45,790	—	—	—	45,799
Stock award distributions net of shares for tax withholding	298	3	(117)	—	—	—	(114)
Stock-based compensation	—	—	45,834	—	—	—	45,834
Acquisition of non-controlling interest	—	—	1,290	—	—	(6,565)	(5,275)
Repurchase and retirement of common stock	(3,080)	(31)	(47,150)	—	(252,819)	—	(300,000)
Net income	—	—	—	—	243,020	99	243,119
Other comprehensive income, net of tax	—	—	—	9,132	—	76	9,208
Balance at December 31, 2019	63,492	$635	$1,006,182	$(160,108)	$243,282	$—	$1,089,991

The accompanying notes are an integral part of the consolidated financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$243,119	$154,458	$87,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114,898	112,247	78,227
Amortization of debt issuance costs and discount	1,814	2,111	2,108
Amortization of terminated interest rate swaps	6,538	7,146	6,684
Stock-based compensation expense	45,834	29,143	12,616
Non-cash transaction related stock-based compensation expense	—	773	5,294
Unrealized foreign currency (gains) losses	(6,467)	(3,307)	39,700
Loss on modification or extinguishment of debt	519	952	15,023
Loss on disposal of fixed assets	1,058	120	358
Change in acquisition-related contingent consideration	—	34,538	74,969
Equity in income of unconsolidated joint ventures	—	(143)	(123)
Deferred income taxes	(23,907)	11,665	(75,915)
Other reconciling items	606	30	763
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable and unbilled services	(89,304)	(17,017)	(136,330)
Prepaid expenses and other assets	(13,660)	(18,931)	1,762
Accounts payable and other liabilities	21,584	31,579	35,792
Income taxes	(31,029)	5,241	10,640
Advanced billings	65,213	14,216	61,547
Payment of acquisition-related contingent consideration	(83,249)	(35,029)	—
Net cash provided by operating activities	253,567	329,792	220,408
Cash flows from investing activities:
Purchase of fixed assets	(74,294)	(55,880)	(61,318)
Proceeds from the sale of fixed assets	26	43	56
Cash received (paid) for interest on interest rate swap	667	181	(874)
Return of joint venture capital contribution	418	—	—
Cash received from the sale of marketable securities	—	183	—
Acquisition of Symphony Health Solutions Corporation, net of cash acquired	—	—	(521,182)
Payment of Symphony Health Solutions Corporation contingent consideration	—	—	(67,781)
Acquisition of Parallel 6, Inc., net of cash acquired	—	—	(38,859)
Acquisition of Takeda PRA Development Center KK, net of cash acquired	—	—	2,680
Acquisition of Takeda Pharmaceutical Data Services, Ltd., net of cash acquired	—	—	(142)
Net cash used in investing activities	(73,183)	(55,473)	(687,420)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,300,000	—	550,000
Repayment of long-term debt	(1,216,533)	(224,394)	(125,513)
Proceeds from accounts receivable financing agreement	30,000	60,000	20,000
Repayment on accounts receivable financing agreement	(30,000)	(10,000)	(20,000)
Borrowings on line of credit	233,800	—	121,500
Repayments of line of credit	(145,000)	(91,500)	(30,000)
Payment of debt prepayment and debt extinguishment costs	—	—	(9,226)
Payment for debt issuance costs	(4,541)	—	(6,588)
Acquisition of noncontrolling interest	(4,138)	—	—
Proceeds from stock issued under employee stock purchase plan and stock option exercises	45,819	31,382	7,236
Taxes paid related to net shares settlement of equity awards	(114)	(5,337)	—
Repurchase and retirement of common stock	(300,000)	—	—
Payment of acquisition-related contingent consideration	—	(79,663)	(400)
Net cash (used in) provided by financing activities	(90,707)	(319,512)	507,009
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	1,884	(2,988)	3,555
Change in cash, cash equivalents, and restricted cash	91,561	(48,181)	43,552
Cash, cash equivalents, and restricted cash, beginning of year	144,709	192,890	149,338
Cash, cash equivalents, and restricted cash, end of year	$236,270	$144,709	$192,890

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

(2) Recent Accounting Standards

Recently Implemented Accounting Standards

Leases

On January 1, 2019, the Company adopted ASC Topic 842, “Leases,” or ASC 842, using the revised modified retrospective approach provided by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” The revised modified retrospective approach recognizes the effects of initially applying the new leases standard as a cumulative effect adjustment to retained earnings as of the adoption date. Under this election, the provisions of ASC 840 apply to the accounting and disclosures for lease arrangements in the comparative periods in the Company's financial statements.

The adoption of ASC 842 resulted in the recognition of lease liabilities of $211.7 million (recorded as $31.9 million in short-term lease liabilities and $179.8 million in long-term lease liabilities) and $187.1 million of lease right-of-use, or ROU, assets as of January 1, 2019. Upon adoption of ASC 842, the Company had lease obligations associated with deferred rent, lease loss liabilities, above market lease liabilities, and tenant improvement allowances, totaling $25.7 million, that were reclassified to the lease ROU assets. The Company had prepaid rent balances, totaling $1.1 million, that were reclassified as a reduction of the current portion of operating lease liabilities. The adoption of ASC 842 did not impact the consolidated statements of operations, consolidated statements of cash flows, or earnings per share.

Financial Instruments - Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board, or FASB, issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," in order to simplify certain aspects of hedge accounting and improve disclosures of hedging arrangements. ASU No. 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. The Company adopted this standard effective January 1, 2019 and the application of ASU No. 2017-12 did not have a material impact on the Company's consolidated financial statements.

Comprehensive Income - Reclassification of Certain Tax Effects

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

Goodwill simplification

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment,” in order to simplify the subsequent measurement of goodwill by eliminating the Step 2 goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments to ASU No. 2017-04 are effective for fiscal years beginning after December 15, 2019. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's consolidated financial statements.

Cloud computing

In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," in order to expand on the FASB's guidance of capitalized costs incurred in a cloud computing arrangement. The amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments to ASU No. 2018-15 are effective for the reporting period beginning after December 15, 2019, and interim periods therein. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company's consolidated financial statements.

Financial Instruments - Credit Losses

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

(3) Significant Accounting Policies

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

Variable Interest Entities

The accounting guidance issued by the FASB concerning a variable interest entity, or VIE, addresses the consolidation of business enterprise to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The guidance requires an assessment of who the primary beneficiary is and whether the primary beneficiary should consolidate the VIE. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Application of the VIE consolidation requirements may require the exercise of significant judgment by management.

Takeda PRA Development Center KK

The Company entered into a joint venture with Takeda Pharmaceutical Company Ltd. during 2017. The joint venture was dissolved during the second quarter of 2019. For further discussion on the joint venture, refer to Note 5, Business Combinations.

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

Refer to Note 11, Debt, for additional information regarding the accounts receivable financing agreement.

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

The Clinical Research segment is solely focused on the execution of clinical trials on a global basis. The Company has considered whether the delivery of the different types of capabilities in various stages of clinical development constitute separate products or lines of service in accordance with ASC Topic 280, “Segment Reporting,” or ASC 280, and has concluded that there are substantial similarities and overlaps in the capabilities delivered at each stage of clinical development, with the primary differences between the Early Development Services, or EDS, compared to the Product Registration, or PR, and Strategic Solutions, or SS, relating to the points during the life cycle of a clinical trial at which such capabilities are delivered. After review and analysis of the operating characteristics of each service offering and using the aggregation characteristics under ASC 280, the Company has concluded that the services provided are similar across most characteristics.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 The Company's operations consist of two reportable segments. This represents management's view of the Company's operations based on its management and internal reporting structure. The Company considered the guidance in ASC 350, “Intangibles—Goodwill and Other,” which notes that a reporting unit is an operating segment or one level below an operating segment. PR, EDS, and SS are the business units that are one level below the Company’s Clinical Research operating segment and the Company determined that they meet the definition of “components,” as discrete financial information exists and this information is regularly reviewed by management. The Data Solutions operating segment does not have any material components.

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

Contingent Losses

The Company provides for contingent losses when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and (2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the consolidated financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. The Company expenses, as incurred, the costs of defending legal claims against the Company.

Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions. Certain bank deposits may at times be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$236,232	$144,221	$192,229
Restricted cash	38	488	661
Total cash, cash equivalents, and restricted cash	$236,270	$144,709	$192,890

Accounts Receivable and Unbilled Services

Accounts receivable represent amounts for which invoices have been sent to clients based upon contract terms. Unbilled services represent amounts earned for services that have been rendered but for which customers have not been billed. Unbilled services where the Company’s right to bill is conditioned on something other than the passage of time are contract assets and are separately disclosed in Note 6, Accounts Receivable, Unbilled Services, and Advanced Billings.

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

Derivative Financial Instruments

The Company utilizes interest rate swaps to manage changes in market conditions related to debt obligations. All derivatives are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. Changes in the fair value of derivatives that are designated and determined to be effective as part of a hedge transaction have no immediate effect on earnings and depending on the type of hedge, are recorded either as part of accumulated other comprehensive loss and will be included in earnings in the period in which earnings are affected by the hedged item, or are included in earnings as an offset to the earnings impact of the hedged item. Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps will be reclassified into earnings over the term of the previously hedged borrowing using the swaplet method. The Company has elected the accounting policy that cash flows associated with interest rate derivative contracts are classified as cash flows from investing activities.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities that are measured on a recurring basis as of December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$2,976	$—	$2,976
Total	$—	$2,976	$—	$2,976

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

There were no Level 3 financial assets or liabilities measured on a recurring basis for the year ended December 31, 2019.

The $85.2 million transfer out during the year ended December 31, 2018 represented an earn-out payment to the sellers of Symphony Health Solutions Corporation, or Symphony Health, at the conclusion of the earn-out period. This amount was paid in April 2019.

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

As of December 31, 2019, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $2,141.3 million were identified as Level 3. These assets are comprised of goodwill of $1,502.8 million and identifiable intangible assets, net of $638.6 million.

Refer to Note 11, Debt, for additional information regarding the fair value of long-term debt balances.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived asset groups, including furniture and equipment, computer hardware and software, leasehold improvements, ROU assets and other finite-lived intangibles, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Goodwill and Other Intangibles

Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives are amortized over their estimated useful lives or over the period in which economic benefit is received. The Company’s primary finite-lived intangibles are customer relationships and acquired databases, which are amortized on an accelerated basis, which coincides with the period of economic benefit received by the Company.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When evaluating for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If the Company does not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the reporting unit or indefinite-lived intangible asset. The Company’s decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. During 2019, as part of the Company’s annual impairment analysis, the Company performed the qualitative assessment for approximately $1.0 billion, or 68.3% of its total goodwill balance, which relates to its EDS, PR and SS business units, and for its indefinite-lived trade name intangible asset balances.

If the Company does not perform a qualitative assessment, goodwill impairment is determined by the Company using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. The Company performed its impairment test for the Data Solutions operating segment during the fourth quarter of 2019. It was concluded that the estimated fair value of the Data Solutions operating segment exceeded its carrying value by approximately $185 million, or 27%, and therefore no impairment existed.

Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, "Revenue from Contracts with Customers," or ASC 606, using the modified retrospective method for all contracts that were not completed as of January 1, 2018. The financial information for the year ended December 31, 2017 continues to be accounted for under the accounting standards in effect for the period presented. Accordingly, the Company has included its revenue recognition policies and disclosures for the years ended December 31, 2019 and 2018 and the policies and disclosures for the year ended December 31, 2017 below.

Revenue Recognition Policies for the years ended December 31, 2019 and 2018

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

Clinical Research
The Company generally enters into contracts with customers to provide clinical research services with payments based on either fixed‑service fee, time and materials, or fee‑for‑service arrangements. The Company is also entitled to reimbursement for investigator fees and out-of-pocket costs associated with these services. At contract inception, the Company assesses the services promised in the contracts with customers to identify the performance obligations in the arrangement.

The long term arrangements for clinical research services are considered a single performance obligation because the Company provides a highly-integrated service. Revenue is recognized based on the proportion of total contract costs incurred to date to the estimated total contract costs through completion. The Company uses the cost-to-cost measure of progress for these contracts because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. The accounting for these long term contracts involves significant judgment, particularly as it relates to the process of estimating

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total contract costs, which includes direct costs, reimbursable out-of-pocket expenses, reimbursable investigator fees, and the contract profit. The contracts provide for the right to payment for the work performed to date, which is invoiced to the customer as work progresses, either based on units performed or the achievement of billing milestones.

A single performance obligation requires the inclusion of investigator fees and out-of-pocket costs in both the contract revenue value and in the cost used to measure progress in transferring control to the customer. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs and reimbursable costs based on the scope of the work, the complexity of the study, the geographical locations involved and historical experience. The inclusion of investigator fees and out-of-pocket costs in the measurement of progress under these long-term fixed-service fee contracts as part of a single performance obligation can create a timing difference between amounts the Company is entitled to receive in reimbursement for costs incurred and the amount of revenue recognized related to such costs on individual projects, which is recognized as unbilled services. The magnitude of this timing difference compared to historical accounting is dependent on the relative size and progress of the direct service portion of the arrangement compared to the progress of the reimbursable investigator fees and reimbursable out-of-pocket costs relative to their respective forecasted costs over the life of the project.

The estimated total contract costs are reviewed and revised periodically throughout the life of the contract, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are identified.

The Company establishes pricing based on the Company’s internal pricing guidelines, discount agreements, if any, and negotiations with the client. The transaction price is the contractually defined amount that includes adjustment for variable consideration such as reimbursable costs, discounts, and bonus or penalties, which are estimable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

A majority of the Company’s long-term contracts undergo modifications over the contract period. During the modification process, the Company recognizes revenue to the extent it incurs costs, provided that a contractual understanding has been reached.
Fixed-service fee arrangements for Phase I and Phase IIa clinical services and bio-analytical services are short-term contracts for accounting purposes as these contracts are cancelable and the termination penalties for exiting these contracts are not substantive. The Company generally bills for services on a milestone basis. The transaction price, representing the value of the services to be provided over the contract term inclusive of all costs for which the Company is a principal, is the contractually defined amount that includes adjustment for variable consideration, such as reimbursable expenses and discounts, which are estimable. When multiple performance obligations exist, the transaction price is allocated to the performance obligations on a relative standalone selling price basis. Given the highly integrated nature of the services provided, most contracts represent a single performance obligation. Due to the Company's right to payment for work performed, revenue is recognized over time as services are delivered.

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

The Company may offer volume discounts to certain of its large customers based on annual volume, which is variable consideration that is considered in the transaction price. The Company records an estimate of the volume rebate as a reduction of the transaction price based on the estimated total rebates to be earned by the customers for the period.

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

The Company's Data Solutions segment enters into contracts with some of its larger data suppliers that involve non-monetary terms. The Company will issue purchase credits to be used toward the data supplier's purchase of the Company's services. In exchange, the Company receives monetary discounts on the data received from the data suppliers. The fair value of the revenue earned from the customer purchases is determined based on similar product offerings to other customers and is recognized as services are delivered. At the end of the contract year, any unused customer purchase credits may be forfeited or carried over to the next contract year based on the terms of the data supplier contract. For the years ended December 31, 2019, 2018 and 2017, the Company recognized service in kind revenue of $20.5 million, $21.8 million and $5.8 million, respectively, from these transactions, which is included in revenue in the accompanying consolidated statements of operations. The cost of data acquired under these arrangements is included in direct costs.
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
Performance Obligations
Revenue recognized for the years ended December 31, 2019 and 2018 from reimbursable expenses and services completed in prior periods was $83.4 million and $79.1 million, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which result in changes to the transaction price.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $5.3 billion as of December 31, 2019. This amount includes reimbursement revenue and investigator fees. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

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

As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The funds received for investigator fees are netted against the related cost because such fees are the obligation of the Company’s clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. Total payments to investigators were $250.9 million for the year ended December 31, 2017. Prior to the year ended December 31, 2018, the Company did not recognize revenue for investigator fees and recognized revenue and the related expense for reimbursable out-of-pocket costs. Upon adoption of ASC 606 on January 1, 2018, all investigator and other reimbursable expenses are included within revenue as part of one performance obligation, as described above.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, and derivatives. As of December 31, 2019, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from individual customers greater than 10% of consolidated revenue in the respective periods was as follows:

	Years Ended December 31,
	2019	2018	2017 (1)
Customer A	*	*	10.3%
Customer B	*	*	*

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

* Less than 10%

Accounts receivable and unbilled receivables from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled receivables at the respective dates were as follows:

	December 31,
	2019	2018
Customer A	11.2%	12.2%
Customer B	15.6%	11.4%

* Less than 10%

Foreign Currency

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the period. Equity activities are translated at the spot rate effective at the date of the transaction. Revenue and expense accounts and cash flows of these operations are translated at average exchange rates prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive loss account in stockholders’ equity. In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be of a long-term investment nature are remeasured to cumulative translation adjustment and recorded in accumulated other comprehensive loss in the consolidated balance sheets.

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

There are uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in the Company’s consolidated statements of operations. If such changes take place, there is a risk that the Company’s effective tax rate may increase or decrease in any period. A company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Stock-Based Compensation

The primary types of stock-based compensation utilized by the Company are restricted share awards and restricted share units, or collectively RSAs/RSUs, and stock options.

The Company accounts for its stock-based compensation for stock options at the grant date, based on fair value of the award, and recognizes it as expense over the employees’ requisite service period. The fair value of each stock option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model for service condition awards with the following weighted average assumptions:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.8%	2.8%	1.9%
Expected life, in years	6.1	6.3	6.3
Dividend yield	N/A	N/A	N/A
Volatility	30.7%	28.9%	29.7%

The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the grants are expected to be outstanding. Since the Company does not have sufficient history to estimate the expected volatility of its common share price, expected volatility is based on a blended approach that utilizes the volatility of the Company's common stock for periods in which the Company has sufficient information and the volatility for selected reasonably similar publicly traded companies for which the historical information is available. Forfeitures are accounted for as they occur.

The Company accounts for its stock-based compensation for RSAs/RSUs based on the closing market price of the Company’s common stock on the grant date, and recognizes it as expense over the employees’ requisite service period.

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases

As discussed further in Note 2, Recent Accounting Standards, and in Note 8, Leases, on January 1, 2019, the Company adopted ASC 842 using the revised modified retrospective approach. Comparative prior period information continues to be accounted for under the accounting standards in effect for the period presented. Accordingly, the Company has included its lease policies and disclosures for the year ended December 31, 2019 and the policies applicable for the years ended December 31, 2018 and 2017 are described below.

Lease Policies for the year ended December 31, 2019

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

Upon the initial application of ASC 842 on January 1, 2019, or the transition date, lease liabilities were measured by using the remaining minimum rental payments under ASC 840. The Company’s ASC 840 minimum rental payments include executory costs and rental payments that depend on an index or rate are calculated based on the rate in effect at the transition date. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the transition date. In addition to recognizing the lease liability, the Company recognized a corresponding lease ROU asset. The ROU asset is initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives and deferred rent. As of the transition date, the Company’s leases consisted of only operating leases and upon recognition of the lease liability and ROU assets, there was no adjustment to retained earnings.

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

The initial measurement of the lease liability is determined based on the future lease payments, which may include lease payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. The Company’s contracts that include a lease component generally include additional services that are transferred to the lessee (e.g., common-area maintenance services), which are

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nonlease components. Contracts typically also include other costs and fees that do not provide a separate service to the lessee, such as costs paid by the lessee to reimburse the lessor for administrative costs or payment for the lessor’s costs for property taxes, insurance related to the leased asset, and other lessor costs. The Company elected the practical expedient to account for the lease and nonlease components as a single lease component. At the lease commencement date, the Company recognizes a ROU asset representing its right to use the underlying asset over the lease term. If significant events, changes in circumstances, or other events indicate that the lease term has changed, the Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the ROU asset. These reassessment events are typically related to the exercise of optional renewals or significant new investments in leasehold improvements. The costs of services and costs related to reimbursements of the lessor’s cost are generally variable rent obligations, which are excluded from the future lease payments included in the lease liability. For leases with a term of one year or less, or short-term leases, the Company has elected to not recognize the lease liability for these arrangements and the lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term. For certain equipment leases, such as vehicles, the Company applies a portfolio approach to account for the operating lease ROU assets and liabilities.

The total expense for the operating lease liability is recognized on a straight-line basis over the lease term, beginning on the lease commencement date. The Company classifies the lease costs within operating expenses consistent with the classification policies for all other operating costs.

Lease Policies for the years ended December 31, 2018 and 2017

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

Transaction-related Cost

Transaction-related costs consist primarily of: (1) the change in the fair value of acquisition-related contingent consideration; (2) costs incurred in connection with due diligence performed in connection with acquisitions; (3) costs associated with the accounts receivable financing agreement; (4) third-party fees incurred in connection with secondary offerings and share repurchases; and (5) stock-based compensation expense related to the release of the transfer restrictions on vested options.

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

(4) Joint Ventures

The Company entered into a joint venture with Takeda Pharmaceutical Company Ltd. during 2017. The joint venture was dissolved in 2019. For further discussion on the joint venture, refer to Note 5, Business Combinations.

The Company entered into a joint venture agreement with A2 Healthcare Corporation (formerly part of Asklep, Inc.) in 2013. The joint venture was dissolved in October 2018.

(5) Business Combinations

Symphony Health Solutions, Inc.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 6, 2017, the Company acquired all of the outstanding equity interest of Symphony Health, a provider of data and analytics to help professionals understand the full market lifecycle of products offered for sale by companies in the pharmaceutical industry, for $686.9 million. With this acquisition, the Company expects to enhance its ability to serve customers throughout the clinical research process with technologies that provide data and analytics.

The liability associated with the contingent consideration was valued at $147.5 million at the acquisition date. The fair value of the contingent consideration was a Level 3 measurement and was reassessed each reporting period until the end of the earn-out period. The Company recorded $32.6 million and $85.7 million to transaction-related costs in the consolidated statements of operations during the years ended December 31, 2018 and 2017, respectively, associated with changes in the fair value of the earn-out liability and adjustments upon the finalization of the earn-out calculations. The Company made earn-out payments totaling $83.2 million, $114.7 million, and $67.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The acquisition of Symphony Health was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. In connection with the acquisition, the Company recorded approximately $476.9 million of goodwill, which was assigned to the Data Solutions segment and is not deductible for income tax purposes. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing operations. The Company incurred $6.4 million in acquisition related costs that are included in transaction-related costs in the consolidated statements of operations for the year ended December 31, 2017. During the year ended December 31, 2018, the Company incurred $1.4 million of expenses associated with transaction-related retention incentives that are included in transaction-related costs in the consolidated statements of operations.

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

The results of operations for Symphony Health are included in the consolidated financial statements of the Company from the date of acquisition. During the year ended December 31, 2017, Symphony Health's revenue and net income totaled $90.5 million and $6.3 million, respectively.

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

Year Ended
(in thousands, except per share amounts)	December 31, 2017
Total revenue	$2,408,770
Net income attributable to PRA Health Sciences, Inc.	104,700
Net income per share:
Basic	$1.68
Diluted	$1.59

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

On June 1, 2017, the Company and Takeda also closed on a joint venture transaction that enabled the Company to provide clinical trial delivery and pharmacovigilance services as a strategic partner of Takeda in Japan. The joint venture transaction was effectuated through the creation of a new legal entity, Takeda PRA Development Center KK, or the TDC joint venture. The Company paid $5.4 million for a 50% equity interest in the TDC joint venture, which represented 50% of the fair value of the net assets and workforce that Takeda contributed to the joint venture. The joint venture provided services including clinical trial monitoring, project management, regulatory strategy and submissions, data management, biostatistics, drug safety reporting, and medical monitoring.

Prior to dissolution of the joint venture, the Company determined that the TDC joint venture was a VIE in which the Company was the primary beneficiary. Accordingly, the Company accounted for the $5.4 million contribution to the TDC joint venture as a business combination and consolidated the VIE in its financial statements with a noncontrolling interest for the 50% portion owned by Takeda. The assets acquired and the liabilities assumed have been recorded at their respective estimated fair values as of June 1, 2017. The Company recorded approximately $2.7 million of goodwill, which is assigned to the Clinical Research segment and is not deductible for income tax purposes. The goodwill is primarily attributable to the assembled workforce. The Company incurred $0.6 million in acquisition related costs that are included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2017.

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

On May 31, 2019, per the terms of the agreement, the TDC joint venture dissolved and the Company acquired Takeda’s 50% interest for $4.1 million.

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

The fair value of the earn-out as of the acquisition date was $8.4 million, which was determined by using a Monte Carlo simulation that includes significant unobservable inputs such as a risk-adjusted discount rate and projected external software sales of Parallel 6 over the earn-out period. As the fair value was based on significant inputs not observed in the market and thus represented a Level 3 measurement. During the fourth quarter of 2017, the Company determined that the external software sales targets likely would not be met. Therefore the Company released the $8.4 million contingent consideration liability, which is recorded within transaction-related costs in the consolidation statements of operations.

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

(6) Accounts Receivable, Unbilled Services, and Advanced Billings

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators. Accounts receivable and unbilled services were (in thousands):

	December 31,
	2019	2018
Accounts receivable	$512,061	$437,001
Unbilled services	149,194	133,147
Total accounts receivable and unbilled services	661,255	570,148
Less allowance for doubtful accounts	(2,738)	(2,049)
Total accounts receivable and unbilled services, net	$658,517	$568,099

Unbilled services as of December 31, 2019 and 2018 includes $76.0 million and $66.6 million, respectively, of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. There were no impairment losses on contract assets during the years ended December 31, 2019 and 2018.

A rollforward of the allowance for doubtful accounts is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$2,049	$1,433	$1,203
Charged to income from operations	1,294	605	255
Write-offs, recoveries and the effects of foreign currency exchange	(605)	11	(25)
Ending balance	$2,738	$2,049	$1,433

Advanced billings were as follows (in thousands):

	December 31,
	2019	2018
Advanced billings	$505,714	$441,357

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advanced billings increased by $64.4 million during the year ended December 31, 2019 and decreased by $27.9 million during the year ended December 31, 2018 primarily due to the timing of customer payments. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $413.1 million and $393.2 million related to advanced billings recorded as of January 1, 2019 and 2018, respectively.

(7) Fixed Assets

The carrying amount of fixed assets is as follows (in thousands):

	December 31,
	2019	2018
Computer hardware and software	$207,931	$172,346
Leasehold improvements	82,482	58,300
Furniture and equipment	48,305	45,962
Total fixed assets	338,718	276,608
Accumulated depreciation	(158,002)	(121,844)
Total fixed assets, net	$180,716	$154,764

All U.S. fixed assets are included as collateral for the payment and performance in full of the term loans pledged by the Company and its subsidiaries.

Depreciation expense was $46.3 million, $40.6 million, and $29.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(8) Leases

The Company’s material lease obligations are operating leases for office and other facilities in which the Company conducts business. The facility leases generally provide an initial lease term ranging from three to 20 years and include one or more optional extensions. The Company's leases have remaining lease terms of one year to 20 years. The leases typically include rent escalation clauses and for some markets the leases frequently include periodic market adjustments to the base rent over the term of the lease. In certain instances, the Company subleases space that has been exited or is no longer required. The Company’s sublease income is immaterial.

The components of lease expense were as follows for the year ended December 31, 2019 (in thousands):

Lease cost:
Operating lease cost	$41,573
Short-term lease cost	2,591
Variable lease cost	7,626
Sublease income	(178)
Net lease cost	$51,612

Total lease expense, net of sublease income, for the years ended December 31, 2018 and 2017 was $39.6 million and $37.0 million, respectively.

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurements of lease liabilities, all included in operating cash flows	$41,594
Right-of-use assets obtained in exchange for lease obligations	32,423
Other supplemental information related to leases was as follows as of December 31, 2019:

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average remaining lease term	7.7 years
Weighted average discount rate	4.3%

Maturities of operating lease liabilities were as follows as of December 31, 2019 (in thousands):

2020	$44,760
2021	43,369
2022	35,179
2023	27,554
2024	19,153
Thereafter	77,067
Total lease payments	247,082
Less imputed interest	(37,109)
Total	$209,973

As of December 31, 2019, the Company has additional non-cancelable operating leases that have not yet commenced with future lease payments totaling $12.9 million. These leases will commence in the first quarter of 2020 with initial lease terms ranging from two to twenty years.

As of December 31, 2018, the Company disclosed the following future non-cancelable rent obligations as determined under ASC 840 (in thousands):

2019	$43,675
2020	40,948
2021	37,469
2022	30,238
2023	24,235
Thereafter	90,978
Total lease payments	$267,543

(9) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2017	$1,036,443	$475,981	$1,512,424
Adjustments to Symphony Health purchase price allocation	—	878	878
Adjustments to Parallel 6 purchase price allocation	(1,117)	—	(1,117)
Currency translation	(17,423)	—	(17,423)
Balance at December 31, 2018	1,017,903	476,859	1,494,762
Currency translation	7,994	—	7,994
Balance at December 31, 2019	$1,025,897	$476,859	$1,502,756

There are no accumulated impairment charges as of December 31, 2019 and 2018.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$559,768	$(137,728)	$422,040	$555,915	$(103,248)	$452,667
Trade names (finite-lived)	28,536	(16,582)	11,954	28,505	(12,810)	15,695
Patient list and other intangibles	44,474	(35,654)	8,820	44,474	(30,939)	13,535
Database	137,100	(59,347)	77,753	137,100	(32,561)	104,539
Total finite-lived intangible assets	769,878	(249,311)	520,567	765,994	(179,558)	586,436
Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$887,888	$(249,311)	$638,577	$884,004	$(179,558)	$704,446

The Company conducts its annual impairment test of indefinite‑lived intangibles during the fourth quarter of the fiscal year. For the periods ended December 31, 2019, 2018 and 2017, the Company concluded that the fair value of indefinite‑lived intangibles exceeded the carrying value and, therefore, no impairment exists. Amortization expense was $68.6 million, $71.6 million and $49.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated amortization expense related to finite‑lived intangible assets for the next five years and thereafter is as follows (in thousands):

2020	$69,194
2021	64,081
2022	49,689
2023	37,943
2024	28,738
2025 and thereafter	270,922
Total	$520,567

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Compensation, including bonuses, fringe benefits and payroll taxes	$118,762	$133,758
Accrued reimbursable expenses	107,145	89,317
Accrued data costs	27,150	17,422
Interest	4,783	2,980
Acquisition-related contingent consideration	—	83,249
Other	44,865	42,751
Total accrued expenses and other current liabilities	$302,705	$369,477

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Debt

The Company had the following debt outstanding as of December 31, 2019 and 2018 (in thousands):

	Interest rate as of December 31, 2019	Principal amount		Maturity Date
		December 31, 2019	December 31, 2018
Senior Secured Credit Facility:
First Lien Term Loan	3.21%	$1,000,000	$916,533	October 2024
Revolver	3.21%	88,800	—	October 2024
Accounts receivable financing agreement	3.22%	170,000	170,000	May 2021
Total debt		1,258,800	1,086,533
Less current portion of Revolver (1)		(88,800)	—
Less current portion of long-term debt		(25,000)	—
Total long-term debt		1,145,000	1,086,533
Less debt issuance costs		(4,822)	(4,149)
Total long-term debt, net		$1,140,178	$1,082,384

(1)
The Company assesses its ability and intent to repay the outstanding borrowings on the Revolver at the end of each reporting period in order to determine the proper balance sheet classification. Outstanding borrowings on the Revolver that the Company intends to repay in less than 12 months are classified as current.

As of December 31, 2019, the contractual maturities of the Company's debt obligations were as follows (in thousands):

2020	$25,000
2021	195,000
2022	25,000
2023	25,000
2024 and thereafter	$988,800
Total	$1,258,800

The Company’s primary financing arrangements are its senior secured credit facility (the “Senior Secured Credit Facility”), which consists of a first lien term loan (“First Lien Term Loan”) and a revolving credit facility (the “Revolver”), and its Accounts Receivable Financing Agreement.
Senior Secured Credit Facility

 On September 3, 2019, the Company received the proceeds from a $300.0 million incremental term loan under the Senior Secured Credit Facility, or the Incremental Borrowing. The Incremental Borrowing was used to fund the share repurchase which is discussed further in "Note 12 - Stockholders' Equity." In accordance with the guidance in ASC 470-50, "Debt - Modifications and Extinguishments," the Incremental Borrowing was accounted for as a debt modification. The Incremental Borrowing resulted in a $1.9 million loss on modification of debt, which consisted of third-party fees associated with the transaction, and which is included in loss on modification or extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2019.

On October 28, 2019, the Company refinanced its Senior Secured Credit Facility. The refinancing increased the overall capacity of the Senior Secured Credit Facility to $1.75 billion (consisting of a $1.0 billion First Lien Term Loan and a $750.0 million Revolver), extended the maturity date to October 2024, and re-priced at current rates. The proceeds from the Senior Secured Credit Facility were primarily used to repay the existing principal balance of the First Lien Term Loan. The Company incurred $6.6 million in fees related to this refinancing. In accordance with the guidance in ASC 470-50 the refinancing was accounted for as a partial debt extinguishment. This resulted in a $2.1 million loss on extinguishment of debt, consisting of $0.5 million write-off of unamortized debt issuance costs and $1.6 million of fees associated with the transaction, which is included in loss on modification or extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2019.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Senior Secured Credit Facility also contains customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate (“LIBOR”) or the adjusted base rate (“ABR”) at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin, which is based upon the Company's debt-to-EBITDA ratio, ranges from 1.0% to 2.0%, in the case of LIBOR loans, and 0.0% to 1.0%, in the case of ABR loans. The Company has the option of one-, two-, three- or six-month base interest rates. The credit agreement governing the Senior Secured Credit Facility includes provisions that allow the agreement to be amended to replace the LIBOR rate with a comparable or successor floating rate.

The First Lien Term Loan requires the Company to repay 2.5% of the original aggregate principal amount per annum in equal quarterly installments beginning on March 31, 2020 through September 30, 2024, with the remaining balance due at maturity. There are no voluntary prepayment penalties and prepayment is required upon the issuance of certain debt or asset sales or other events.

The Revolver requires the Company to pay to lenders a commitment fee for unused commitments of 0.15% to 0.35% based on the Company’s debt-to-EBITDA ratio. Principal amounts outstanding are due and payable in full at maturity. The Revolver includes borrowing capacity available for letters of credit up to $25.0 million. As of December 31, 2019, the Company had $5.4 million in letters of credit outstanding, which are secured by the Revolver.

As collateral for borrowings under the Senior Secured Credit Facility, the Company granted a pledge on primarily all of its assets, and the stock of wholly‑owned U.S. restricted subsidiaries. The Company is also subject to certain financial covenants, which require the Company to maintain certain debt‑to‑EBITDA and interest expense-to-EBITDA ratios. The Senior Secured Credit Facility also contain covenants that, among other things, restrict the Company’s ability to create liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the Senior Secured Credit Facility, subject to compliance with applicable law, as of December 31, 2019, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The Senior Secured Credit Facility also contains customary representations, warranties, affirmative covenants, and events of default.

Accounts Receivable Financing Agreement

On May 31, 2018, the Company amended its Accounts Receivable Financing Agreement. The amendment increased the agreement's borrowing capacity to $200.0 million, decreased the applicable margin from 1.60% to 1.25%, and extended the maturity date to May 31, 2021, unless terminated earlier pursuant to its terms. As of December 31, 2019 and 2018, there was $30.0 million of remaining capacity available under the accounts receivable financing agreement.

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

Fair Value of Debt

The estimated fair value of the Company’s debt was $1,255.8 million and $1,084.2 million at December 31, 2019 and 2018, respectively, and was determined based on Level 2 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company’s credit standing and the Revolver is based on current borrowing rates.

(12) Stockholders’ Equity

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

Secondary Offerings and Share Repurchase Program

During 2019, 2018 and 2017, Kohlberg Kravis Roberts & Co. L.P., or KKR,  and certain executive officers of the Company sold a total of 6,666,684, 6,500,000 and 10,000,000 shares, respectively, of the Company’s common stock as part of secondary offerings. The Company incurred professional fees in connection with the secondary offerings of $0.6 million, $0.5 million, and $1.0 million during years ended December 31, 2019, 2018 and 2017, respectively. The fees are included in transaction-related costs in the accompanying consolidated statements of operations. As of December 31, 2019, KKR did not own any of the Company’s outstanding common stock.

On August 30, 2019, the Company's Board of Directors, or the Board, approved a share repurchase program, or the Repurchase Program, authorizing the repurchase of up to $500.0 million of the Company's common stock in open market purchase, privately-negotiated transactions, secondary offerings, block trades or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock, and it may be modified, suspended or terminated at any time at the Board's discretion. The Repurchase Program expires on December 31, 2021.

Concurrent with the 2019 secondary offering, the Company repurchased from the underwriter, and subsequently retired, 3,079,765 shares at a price of $97.41 per share, for an aggregate purchase price of approximately $300.0 million.

As of December 31, 2019, the Company has remaining authorization to repurchase up to $200.0 million of its common stock under the Repurchase Program.

(13) Stock-Based Compensation

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

All stock options granted under the 2013 Plan were subject to transfer restrictions of the stock option’s underlying shares once vested and exercised. This lack of marketability was included as a discount, calculated using the Finnerty Model, when determining the grant date value of these options. In conjunction with the secondary offerings during 2018, 2017, and 2016, the transfer restrictions on such shares issuable upon exercise of vested options granted under the 2013 Plan were released. The release of the transfer restrictions was considered a modification under ASC 718, “Stock Compensation.” As a result of these modifications, the Company incurred approximately $0.8 million, and $5.3 million of incremental compensation expense during the years ended December 31, 2018 and 2017, respectively, which is included in transaction-related costs in the accompanying consolidated statements of operations.

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

Generally, the Company grants stock options with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The stock option compensation cost calculated under the fair value approach is recognized on a pro-rata basis over the vesting period of the stock options which is between three years and five years. Most stock option grants are subject to graded vesting as services are rendered and have a contractual life of ten years. The Board and the Compensation Committee have the discretion to determine different vesting schedules.

Aggregated information regarding the Company’s option plans is summarized below:

	Number of Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in Years)	Intrinsic Value (in millions)
Outstanding at December 31, 2018	4,641,600	$62.29	7.8	$149.7
Granted	1,157,500	98.44
Exercised	(652,769)	39.85
Expired/forfeited	(284,725)	87.23
Outstanding at December 31, 2019	4,861,606	$72.45	7.5	$188.3
Exercisable at December 31, 2019	1,846,731	$42.70	5.7	$126.4

The weighted average fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $32.89, $34.08 and $25.24, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $22.8 million, $14.6 million and $5.2 million, respectively.

Selected information regarding the Company’s stock options as of December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Wtd. Average Remaining Life (in Years)	Wtd. Average Exercise Price	Number of Options	Wtd. Average Remaining Life (in Years)	Wtd. Average Exercise Price
$2.94 - 35.50	1,059,531	4.1	$13.92	1,059,531	4.1	$13.92
$37.83 - 75.81	1,304,125	7.4	$71.62	455,475	7.3	$69.79
$75.89 - 95.94	1,265,275	9.1	$91.87	87,150	8.0	$81.56
$96.00 - 116.11	1,232,675	8.7	$103.70	244,575	8.7	$103.04

The Company’s RSAs/RSUs will settle in shares of the Company’s common stock on the applicable vesting date. Most RSAs/RSUs granted to employees vest over two or three years. RSAs/RSUs granted to the Company's non-employee directors vest over one or two years.

Activity related to the Company’s RSAs/RSUs in 2019 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2018	344,250	$81.39	$31.7
Granted	357,936	97.14
Forfeited	(44,500)	82.09
Vested	(25,250)	60.89
Unvested at December 31, 2019	632,436	$91.07	$70.3

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, there was $113.7 million of unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over a weighted average period of two years.

Employee Stock Purchase Plan

In April 2017, the Board of Directors approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. The aggregate number of shares of the Company’s common stock that may be issued under the ESPP may not exceed 3,000,000 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25,000 in any one calendar year. Offering periods under the ESPP will generally be in six month increments with the administrator of the ESPP having the right to establish different offering periods. The Company's first offering period commenced on January 1, 2018 and the Company recognized stock-based compensation expense of $4.0 million and $3.3 million associated with the ESPP during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there have been 301,975 shares issued and 2,698,025 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans is summarized below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Direct costs	$14,177	$9,508	$3,552
Selling, general and administrative	31,657	19,635	9,064
Transaction-related costs	—	773	5,294
Total stock-based compensation expense	$45,834	$29,916	$17,910

(14) Income Taxes

The components of income before income taxes and equity in income of unconsolidated joint ventures are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$145,863	$45,672	$(52,083)
Foreign	160,064	175,875	126,630
	$305,927	$221,547	$74,547

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$38,333	$14,793	$30,084
State	13,216	776	2,607
Foreign	35,166	39,998	30,601
Total current income tax expense	86,715	55,567	63,292
Deferred:
Federal	(15,999)	14,224	(70,041)
State	(5,073)	1,403	(1,203)
Foreign	(2,835)	(3,962)	(4,671)
Total deferred income tax (benefit) expense	(23,907)	11,665	(75,915)
Total income tax expense (benefit)	$62,808	$67,232	$(12,623)

Income taxes computed at the statutory U.S. federal income tax rate are reconciled to the provision for (benefit from) income taxes as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	1.6%	0.8%	(5.5)%
Impact of the U.S. Tax Cuts and Jobs Act of 2017:
Rate change	—%	(5.2)%	(56.0)%
U.S. minimum tax on foreign entities	1.6%	3.3%	—%
Base erosion anti-abuse tax	—%	8.4%	—%
Tax on foreign earnings:
Foreign rate differential	1.8%	0.8%	(20.3)%
Foreign earnings taxed in the U.S.	(1.1)%	7.9%	60.7%
Foreign dividends	—%	—%	5.2%
Research and development credits	(1.5)%	(2.6)%	(3.3)%
Stock-based compensation	(1.2)%	(9.6)%	(39.9)%
Nondeductible contingent consideration	—%	3.1%	35.4%
Valuation allowance	(0.1)%	0.4%	(28.0)%
Change in liability for uncertain tax positions	(1.3)%	0.4%	(3.2)%
Nondeductible expenses	0.3%	1.0%	2.2%
Other	(0.6)%	0.6%	0.8%
Effective income tax rate	20.5%	30.3%	(16.9)%

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards	$9,544	$15,741
Accruals and reserves	10,043	13,496
Equity based compensation	15,004	8,821
Operating lease liabilities	35,683	—
Prepaid expenses and other	9,429	15,809
Deferred and unbilled revenue	64,033	55,771
Tax credits	2,231	2,645
	145,967	112,283
Valuation allowance	(8,072)	(9,824)
Total deferred tax assets (net of valuation allowance)	137,895	102,459
Identified intangibles	(156,321)	(177,845)
Operating lease right-of-use assets	(29,440)	—
Depreciable, amortizable and other property	(20,363)	(16,372)
Deferred tax liabilities	(206,124)	(194,217)
Net deferred tax liability	$(68,229)	$(91,758)
Long-term deferred tax asset	$10,282	$8,954
Long-term deferred tax liability	$(78,511)	$(100,712)

The Company’s foreign subsidiaries are taxed separately in their respective jurisdictions. As of December 31, 2019, the Company has cumulative foreign net operating loss carryforwards of approximately $8.5 million. In addition, the Company has federal net operating loss carryforwards of approximately $5.2 million and state net operating loss carryforwards of approximately $225.8 million.

The carryforward periods for the Company’s net operating losses vary from four years to an indefinite number of years depending on the jurisdiction. The Company’s ability to offset future taxable income with net operating loss carryforwards may be limited in certain instances, including changes in ownership.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("the Act") was signed into U.S. law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation of worldwide income to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.

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

During the year ended December 31, 2018, the Company completed its analysis of the impact of the Act which resulted in an additional tax benefit of $0.6 million in the fourth quarter of 2018 and a total tax provision of $3.0 million related to the impact of the Act for the year ended December 31, 2018. The total tax provision included a $14.5 million provision related to adjustments to the transition tax and a $11.5 million benefit related to the remeasurement of certain deferred tax

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and liabilities. Additionally, the Company has elected to treat any potential Global Intangible Low-taxed Income ("GILTI") inclusions as a period cost.

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

The Company also has state income tax credit carryforwards available to potentially offset future state income tax of $2.2 million. The state credits begin expiring in 2022. The Company has a $1.6 million valuation allowance against the benefits of these credits.

In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities, reversal of certain deferred tax liabilities, and other tax‑planning strategies. The valuation allowance at December 31, 2019 relates to certain foreign net operating losses, certain foreign deferred tax assets, certain state net operating losses and state tax credit carryforwards.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$12,891	$7,911	$12,432
Additions based on tax positions related to current year	1,609	764	1,641
Additions for income tax positions of prior years	16,704	1,065	400
Impact of changes in exchange rates	(9)	(58)	427
Impact of change in federal tax rate	—	4,236	(3,536)
Settlements with tax authorities	(118)	(180)	(108)
Reductions for income tax positions for prior years	(356)	(456)	(3,174)
Reductions due to lapse of applicable statute of limitations	(363)	(391)	(171)
Ending balance	$30,358	$12,891	$7,911

As of December 31, 2019, 2018, and 2017, the total gross unrecognized tax benefits were $30.4 million, $12.9 million, and $7.9 million, respectively. During the year ended December 31, 2019, the liability for uncertain tax positions increased by $17.5 million of which $16.5 million had no impact on income tax expense for the year ended December 31, 2019 as it was previously accrued. As of December 31, 2019, the total amount of gross unrecognized tax benefits which, if recognized, would impact the Company’s effective tax rate is $30.4 million. The Company anticipates changes in total unrecognized tax benefits due to the expiration of statute of limitations within the next 12 months. Specifically, adjustments related to certain foreign tax exposures are expected to be resolved in various jurisdictions. A reasonable estimate of the change in the total gross unrecognized tax benefit expected to be recognized as a result is $0.5 million as of the balance sheet date.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. The Company recorded an increase of $2.2 million, an increase of $0.6 million, and a decrease of $0.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company has a total of $4.4 million recognized on uncertain tax positions. To the extent interest and penalties are not incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction in income tax expense.

The Company has analyzed filing positions in all of the significant federal, state and foreign jurisdictions where the Company is required to file income tax returns. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2010 through 2018 tax years.

As of December 31, 2019, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $692.2 million. Because $363.4 million of such earnings have previously been subject to the one-time

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transition tax on foreign earnings required by the 2017 Tax Act, 2018 and 2019 earnings were subject to GILTI inclusion, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign withholding taxes and state taxes and it is not practicable to calculate the deferred tax liability. The Company intends to indefinitely reinvest these earnings.

 A rollforward of the deferred tax asset valuation allowance accounts is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$9,824	$25,226	$21,689
Additions - excess benefit offset to NOL change	—	—	12,623
Additions - purchase accounting	—	—	219
Additions - charged to expense	153	1,428	12,863
Additions - U.S. federal tax rate change	—	—	1,330
Deductions - charged to expense (including translation adjustments)	(1,905)	(16,830)	(23,498)
Ending balance	$8,072	$9,824	$25,226

The valuation allowance at December 31, 2019 is primarily related to state loss carryforwards, state credit carryforwards, certain foreign deferred tax assets, and loss carryforwards in various foreign jurisdictions.

(15) Commitments and Contingencies

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

The Company is currently a party to litigation with the City of Sao Paulo, Brazil. The dispute relates to whether the export of services provided by the Company is subject to a local tax on services. The Company has not recorded a liability associated with the claim, which totaled $5.2 million at December 31, 2019, given that it is not deemed probable the Company will incur a loss related to this case. However, a deposit totaling $5.2 million has been made to the Brazilian court in order to annul the potential tax obligation and to avoid the accrual of additional interest and penalties. This balance is recorded in other assets on the consolidated balance sheets. In June 2015, the Judiciary Court of Justice of the State of Sao Paulo ruled in the favor of the Company; however, the judgment was appealed by the City of Sao Paulo. The Company expects to recover the full amount of the deposit when the case is settled. In September 2017, a judge from the Superior Court of Justice of Brazil denied relief to the City of Sao Paulo's appeal and upheld the lower court's ruling in the favor of the Company for the years 2005 to 2012, and in the period from January to October 2013. The judge from the Superior Court of Justice of Brazil also ruled that the Company must appeal the lower court's verdict for October 2013 and the subsequent periods as the Judiciary Court of Justice of the State of Sao Paulo only reviewed the facts that pertained to the period before October 2013.

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

The Company’s retentions and deductibles associated with these insurance policies range up to a maximum of $1.0 million.

Employee Health Insurance

The Company is self‑insured for health insurance for employees within the United States. The Company maintains stop‑loss insurance on a “claims made” basis for expenses in excess of $0.3 million per member per year. As of December 31, 2019 and 2018, the Company maintained a reserve of approximately $5.5 million and $5.1 million, respectively, included in accrued expense and other current liabilities on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

(16) Employee Benefit Plans

Defined contribution or profit sharing style plans are offered in Australia, Belgium, Germany, Hong Kong, India, Israel, Japan, the Netherlands, New Zealand, the Philippines, South Africa, Spain, Sweden, Thailand, and the United Kingdom. In some cases, these plans are required by local laws or regulations.

The Company maintains 401(k) plans in the United States, which cover substantially all employees of its U.S. subsidiaries. The Company matches participant's contributions at varying amounts, subject to a maximum contribution of 6% of the participant's compensation. The employer contributions to the 401(k) plans were approximately $14.3 million, $13.6 million and $11.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As a result of the Takeda transactions during 2017, the Company maintains a defined benefit pension plan sponsored by a TDS subsidiary in Germany. The unfunded status of the plan in Germany, which covers eight employees, totaled $1.0 million and $0.9 million at December 31, 2019 and 2018, respectively, and was recorded in other long-term liabilities on the consolidated balance sheets.

The TDC joint venture also maintained a defined benefit pension plan in Japan. The funded status of this plan, which covered approximately 106 employees, totaled $0.8 million at December 31, 2018, and was recorded in other assets on the consolidated balance sheets. When the TDC joint venture was dissolved on May 31, 2019, this pension plan was frozen and all assets and obligations associated with the plan were transferred to Takeda.

Additional disclosures regarding these defined benefit pension plans have been excluded due to their immateriality.

(17) Derivatives

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

As of December 31, 2019, the Company had two interest rate swaps outstanding. The first interest rate swap has an aggregate notional amount of $375.0 million and a fixed payment rate of 2.2% offsetting a one-month LIBOR variable rate with a maturity date of December 6, 2020. The second interest rate swap has an aggregate notional amount of $250.0 million and a fixed payment rate of 2.3% offsetting a one-month LIBOR variable rate with a maturity date of September 6, 2020.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the notional amounts and fair values (determined using level 2 inputs) of the Company’s derivatives as of December 31, 2019 and 2018 (in thousands):

	Balance Sheet Classification	December 31, 2019		December 31, 2018
		Notional amount	Asset/(Liability)	Notional amount	Asset/(Liability)
Derivatives in an asset position:	Other assets			$625,000	$3,318
Derivatives in a liability position:	Accrued expenses and other current liabilities	$625,000	$(2,976)

The Company records any change in the fair value of derivatives designated as hedging instruments under ASC 815 to other accumulated other comprehensive loss in the consolidated balance sheets, net of deferred taxes, and will later reclassify into earnings when the hedged item affects earnings or is no longer expected to occur. For other derivative contracts that do not qualify or no longer qualify for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period.

In the third quarter of 2015, the Company paid $32.9 million to terminate the interest rate swap agreements it entered into during October 2013. Amounts previous recorded in accumulated other comprehensive loss related to these interest rate swaps, totaling $29.6 million on the termination date, are being reclassified into earnings over the term of the previously hedged borrowing using the swaplet method. For the terminated swaps, the Company reclassified $6.5 million, $6.8 million, and $6.3 million previously recorded in accumulated other comprehensive loss into interest expense during the years ended December 31, 2019, 2018, and 2017, respectively. The closing of the refinancing of the Senior Secured Credit Facility in October 2019 did not impact the amortization of losses frozen in accumulated other comprehensive loss associated with the terminated swaps.

The table below presents the effect of the Company's derivatives on the consolidated statements of operations and comprehensive income (in thousands):

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Contracts)	2019	2018	2017
Amount of pre-tax (loss) gain recognized in other comprehensive income on derivatives	$(5,928)	$3,159	$245
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net on derivatives	(6,173)	(6,477)	(6,855)

The Company expects that $7.5 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

The following table presents the effect of cash flow hedge accounting on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest expense, net	$(51,987)	$(57,399)	(46,729)
Loss on cash flow hedging relationships in Subtopic 815-20 (interest contracts):
Loss reclassified from accumulated other comprehensive loss into interest expense, net	(6,173)	(6,477)	(6,855)

(18) Accumulated Other Comprehensive Loss

The following table presents a summary of the components of accumulated other comprehensive loss (in thousands):

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation	Derivative Instruments	Total
Balance at December 31, 2016	$(201,091)	$(23,595)	$(224,686)
Other comprehensive income before reclassifications, net of tax	83,911	149	84,060
Reclassification adjustments, net of tax	—	4,156	4,156
Balance at December 31, 2017	(117,180)	(19,290)	(136,470)
Other comprehensive (loss) income before reclassifications, net of tax	(41,169)	2,152	(39,017)
Reclassification adjustments, net of tax	—	4,828	4,828
Balance at December 31, 2018	(158,349)	(12,310)	(170,659)
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	1,419	1,419
Balance at January 1, 2019	(158,349)	(10,891)	(169,240)
Other comprehensive income (loss) before reclassifications, net of tax	9,007	(3,031)	5,976
Reclassification adjustments, net of tax	—	3,156	3,156
Balance at December 31, 2019	$(149,342)	$(10,766)	$(160,108)

Foreign Currency Translation

The change in the foreign currency translation adjustment during the year ended December 31, 2019 was primarily due to the movements in the British pound, or GBP, Euro, or EUR, Canadian dollar, or CAD, and Russian ruble, or RUB, exchange rates against the U.S. dollar, or USD. The USD strengthened by 3.5%, 4.7% and 12.0% versus the GBP, CAD and RUB, respectively, during the year ended December 31, 2019, and the USD depreciated by 2.0% versus the EUR, respectively, during the same period. The movement in the GBP, CAD and RUB represented $11.8 million, $1.9 million and $3.0 million, respectively, of the $9.0 million income recorded to accumulated other comprehensive loss during the year ended December 31, 2019. The overall change was partially offset by losses in the EUR, representing $6.1 million of the adjustment, respectively.

The change in the foreign currency translation adjustment during the year ended December 31, 2018 was primarily due to the movements in the GBP, EUR, CAD, and RUB exchange rates against the USD. The USD strengthened by 5.6%, 4.5%, 7.9% and 17.1% versus the GBP, EUR, CAD and RUB respectively, during the year ended December 31, 2018. The movement in the GBP, EUR, CAD and RUB represented $12.4 million, $15.2 million, $3.2 million and $4.6 million, respectively, of the $41.2 million loss recorded to accumulated other comprehensive loss during the year ended December 31, 2018.

The change in the foreign currency translation adjustment during the year ended December 31, 2017 was primarily due to the movements in the GBP, EUR, CAD, and RUB exchange rates against the USD. The USD depreciated by 9.3%, 13.7%, 7.1%, and 6.2% versus the GBP, EUR, CAD, and RUB respectively, during the year ended December 31, 2017. The movement in the GBP, EUR, CAD, and RUB represented $46.0 million, $31.0 million, $3.5 million, and $1.9 million respectively, of the $83.9 million income recorded to accumulated other comprehensive loss during the year ended December 31, 2017.

Accumulated earnings of the Company’s U.K. subsidiary totaling $375.4 million have been previously taxed in the U.S. or were deemed to have been repatriated as part of the one-time transition tax under the Act enacted December 22, 2017. The Company has deemed a corresponding amount of intercompany accounts between its U.S. and U.K. subsidiaries to be of a long-term investment nature; these balances have been remeasured to foreign currency translation adjustment during the year ended December 31, 2019.

Derivative Instruments

See Note 17 for further information on changes to accumulated other comprehensive loss related to the derivative instruments.

(19) Net Income Per Share

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Years Ended December 31,
	2019	2018	2017
Basic weighted average common shares outstanding	64,506	64,123	62,437
Effect of dilutive stock options and RSAs/RSUs	1,498	2,218	3,336
Diluted weighted average common shares outstanding	66,004	66,341	65,773
Anti-dilutive shares	1,998	1,620	741

The anti-dilutive shares disclosed above were calculated using the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of RSAs/RSUs, reduced by the repurchase of shares with the proceeds from the assumed exercises, and unrecognized compensation expense for outstanding awards.

(20) Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$111,283	$43,127	$47,829
Interest	42,198	48,911	48,330
Non-cash investing and financing activities:
Issuance of common stock for the acquisition of Value Health Solutions, Inc.	—	—	369
Accrued fixed assets purchases	9,767	10,312	3,962
Cashless exercises of stock options	—	12,390	13,252

The acquisition date fair value of contingent consideration liabilities recorded during the year ended December 31, 2017 totaled $155.8 million. Refer to Note 3 - Significant Accounting Polices and Note 5 - Business Combinations.

Supplemental cash flow disclosures related to the adoption of ASC 842 are included in Note 8 - Leases.

(21) Operations by Geographic Area

The table below presents certain enterprise‑wide information about the Company’s operations by geographic area for the years ended December 31, 2019, 2018 and 2017. The Company attributes revenues to geographical locations based upon where the services are performed.

The Company’s operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in thousands):

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2019	2018
Revenue:
Americas:
United States	$2,082,204	$1,962,509
Other	48,670	47,116
Americas	2,130,874	2,009,625
Europe, Africa, and Asia-Pacific
United Kingdom	758,432	689,345
Netherlands	113,029	115,778
Other	63,927	57,174
Europe, Africa, and Asia-Pacific	935,388	862,297
Total revenue	$3,066,262	$2,871,922

Year Ended
December 31, 2017
Service Revenue (1):
Americas:
United States	$1,310,772
Other	42,227
Americas	1,352,999
Europe, Africa, and Asia-Pacific
United Kingdom	479,623
Netherlands	79,555
Other	36,197
Europe, Africa, and Asia-Pacific	595,375
Total service revenue	1,948,374
Reimbursement revenues	311,015
Total revenue	$2,259,389

(1) As noted in Note 3, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method. Comparative prior period amounts continue to be reported under the accounting standards in effect for the period presented.

	December 31,
	2019	2018
Long-lived assets (2):
Americas:
United States	$220,167	$118,860
Other	6,944	950
Americas	227,111	119,810
Europe, Africa, and Asia-Pacific
United Kingdom	21,872	4,153
Netherlands	41,527	18,321
Other	76,549	12,480
Europe, Africa, and Asia-Pacific	139,948	34,954
Total long-lived assets	$367,059	$154,764

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) As noted in Note 3, the Company adopted ASC 842 on January 1, 2019 and has elected to use the effective date as the date of initial application on transition. Comparative prior period amounts continue to be reported under the accounting standards in effect for the period presented.

(22) Segments

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Clinical Research	$2,812,969	$2,622,409	$2,168,891
Data Solutions	253,293	249,513	90,498
Total revenue	3,066,262	2,871,922	2,259,389
Direct costs (exclusive of depreciation and amortization):
Clinical Research	1,366,066	1,334,803	1,231,690
Data Solutions	173,475	165,423	52,178
Total direct costs (exclusive of depreciation and amortization)	1,539,541	1,500,226	1,283,868
Reimbursable expenses:
Clinical Research	650,080	570,405	311,015
Data Solutions	—	—	—
Total reimbursable expenses	650,080	570,405	311,015
Segment profit:
Clinical Research	796,823	717,201	626,186
Data Solutions	79,818	84,090	38,320
Total segment profit	$876,641	$801,291	$664,506
Less expenses not allocated to segments:
Selling, general and administrative expenses	394,925	371,795	321,987
Transaction-related costs	1,835	35,817	87,709
Depreciation and amortization expense	114,898	112,247	78,227
Loss on disposal of fixed assets, net	1,058	120	358
Consolidated income from operations	363,925	281,312	176,225
Interest expense, net	(51,987)	(57,399)	(46,729)
Loss on modification or extinguishment of debt	(3,928)	(952)	(15,023)
Foreign currency losses, net	(2,257)	(1,043)	(39,622)
Other income (expense), net	174	(371)	(304)
Consolidated income before income taxes and equity in income of unconsolidated joint ventures	$305,927	$221,547	$74,547

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23) Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations (in thousands, except per share data:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$722,022	$763,309	$780,691	$800,240
Income from operations	78,723	88,013	95,788	101,401
Provision for income taxes	28,138	24,804	3,375	6,491
Income before equity in gains of unconsolidated joint ventures	44,256	41,055	83,007	74,801
Equity in income of unconsolidated joint ventures	—	—	—	—
Net income	44,256	41,055	83,007	74,801
Net (income) loss attributable to non-controlling interests	(172)	73	—	—
Net income attributable to PRA Health Sciences, Inc.	44,084	41,128	83,007	74,801
Comprehensive income	43,827	39,820	56,384	112,296
Comprehensive income attributable to noncontrolling interest	(127)	(48)	—	—
Comprehensive income attributable to PRA Health Sciences, Inc.	$43,700	$39,772	$56,384	$112,296
Basic earnings per share (1)	$0.68	$0.63	$1.28	$1.19
Diluted earnings per share (1)	$0.66	$0.62	$1.25	$1.16

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$701,837	$722,841	$717,596	$729,648
Income from operations (2)	71,948	73,796	38,812	96,756
Provision for income taxes	17,654	17,490	20,248	11,840
Income before equity in gains of unconsolidated joint ventures	39,187	42,236	1,810	71,082
Equity in income of unconsolidated joint ventures	28	46	44	25
Net income	39,215	42,282	1,854	71,107
Net (income) loss attributable to non-controlling interests	(234)	(305)	(359)	345
Net income attributable to PRA Health Sciences, Inc.	38,981	41,977	1,495	71,452
Comprehensive income (loss)	61,294	8,185	(31)	50,948
Comprehensive (income) loss attributable to noncontrolling interest	(582)	(48)	(193)	143
Comprehensive income (loss) attributable to PRA Health Sciences, Inc.	$60,712	$8,137	$(224)	$51,091
Basic earnings per share (1)	$0.61	$0.66	$0.02	$1.10
Diluted earnings per share (1)	$0.59	$0.64	$0.02	$1.07

(1)
The sum of the quarterly per share amounts may not equal per share amounts reported for year‑to‑date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(2)
During the three months ended September 30, 2018, the Company recorded $42.6 million of transaction-related costs associated with the change in fair value of contingent consideration. During the three months ended March 31, 2018, the Company recorded an $11.6 million reduction to transaction-related costs associated with the change in fair value of contingent consideration.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Subsequent Events

In January 2020, the Company acquired Care Innovations, Inc., an entity that provides digital health services, for approximately $165 million and additional earn-out payments of up to $50 million contingent on the achievement of certain financial targets. The Company financed the initial payment from cash on hand and the Revolver.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a‑15(e) and Rule 15d‑15(e) of the Exchange Act to mean a company’s controls and other procedures that provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to accomplish their objectives at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement (or the “2020 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2020 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2020 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2020 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2020 Proxy Statement to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of PRA Health Sciences, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K filed on November 18, 2014 (No. 001‑36732))
4.1*	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act
10.1 **
PRA Health Sciences, Inc., Amended and Restated 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018)

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

10.10**
Restricted Stock Grant Notice and Restricted Stock Agreement under the PRA Health Sciences, Inc. 2014 Omnibus Incentive Plan between PRA Health Sciences, Inc. and Michael J. Bonello, dated April 27, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 1, 2018 (No. 001-36732)).

10.11**
Amendment to Employment Agreement, effective October 31, 2018, between PRA Health Sciences, Inc. and Michael J. Bonello (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018)

10.12
Credit Agreement, dated as of October 28, 2019, by and among Pharmaceutical Research Associates, Inc., PRA Health Sciences, Inc., PNC Bank, National Association, as administrative agent and other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2019)

10.13
Security Agreement, dated as of October 28, 2019, by and among Pharmaceutical Research Associates, Inc., PRA Health Sciences, Inc., each of the subsidiaries from time to time party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2019)

10.14
Guarantee Agreement, dated as of October 28, 2019, by and among the guarantors from time to time party thereto in favor of PNC Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 30, 2019)

10.15**
Form of Non‑Qualified Stock Option Agreement under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.16**
Form of Non‑Qualified Stock Option Agreement (Time‑Based Vesting) under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.17**
Form of Non‑Qualified Stock Option Agreement (Performance‑Based Vesting) under the PRA Holdings, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))

10.18**	Form of Option Agreement of PRA International (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑198644))
10.19**
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

10.21* **	Form of Option Grant Notice and Option Agreement under the PRA Health Sciences, Inc. 2018 Stock Incentive Plan.
10.22* **	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the PRA Health Sciences, Inc. 2018 Stock Incentive Plan.
10.23
Receivables Financing Agreement, dated as of March 22, 2016, by and among PRA Holdings, Inc., PNC Bank, National Association, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on March 25, 2016 (No. 001‑36732))

10.24
Purchase and Sale Agreement, dated as of March 22, 2016, by and among PRA Holdings, Inc., PNC Bank, National Association, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on March 25, 2016 (No. 001‑36732))

10.25
Joinder and First Amendment to the Receivables Financing Agreement between PRA Receivables LLC, PRA Holdings, Inc. the Toronto-Dominion Bank and PNC Bank, National Association, dated as of May 31, 2018. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 5, 2018 (No. 001-36732))

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K for the year ended December 31, 2019
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*
The following financial information from PRA Health Sciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (v) Notes to Consolidated Financial Statements

104*	Cover page from PRA Health Sciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted iXBRL and contained in Exhibit 101.

*      Filed herewith.

**     This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 21, 2020 by the undersigned, thereunto duly authorized.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Capacity	Date

/s/ Colin Shannon	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 21, 2020
Colin Shannon

/s/ Michael J. Bonello	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2020
Michael J. Bonello

/s/ Jeffrey T. Barber	Director	February 21, 2020
Jeffrey T. Barber

/s/ James C. Momtazee	Director	February 21, 2020
James C. Momtazee

/s/ Matthew P. Young	Director	February 21, 2020
Matthew P. Young

/s/ Linda S. Grais	Director	February 21, 2020
Linda S. Grais

/s/ Alexander G. Dickinson	Director	February 21, 2020
Alexander G. Dickinson