Form 10-Q
period 2020-03-31
PRA Health Sciences, Inc.
filed 2020-05-01
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	63,723,442	shares outstanding as of April 24, 2020

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$150,804	$236,232
Restricted cash	36	38
Accounts receivable and unbilled services, net of allowance for credit losses of $2,603 at March 31, 2020	692,251	658,517
Other current assets	111,832	90,780
Total current assets	954,923	985,567
Fixed assets, net	184,899	180,716
Operating lease right-of-use assets	185,483	186,343
Goodwill	1,659,891	1,502,756
Intangible assets, net	646,290	638,577
Other assets	49,670	50,471
Total assets	$3,681,156	$3,544,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$—	$88,800
Current portion of long-term debt	25,000	25,000
Accounts payable	57,728	55,293
Accrued expenses and other current liabilities	372,327	304,799
Current portion of operating lease liabilities	37,347	37,603
Advanced billings	534,233	505,714
Total current liabilities	1,026,635	1,017,209
Long-term debt, net	1,267,973	1,140,178
Long-term portion of operating lease liabilities	171,277	172,370
Deferred tax liabilities	60,994	78,511
Other long-term liabilities	46,860	46,171
Total liabilities	2,573,739	2,454,439
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 63,625,742 and 63,491,550 at March 31, 2020 and December 31, 2019, respectively	636	635
Additional paid-in capital	1,027,099	1,006,182
Accumulated other comprehensive loss	(204,260)	(160,108)
Retained earnings	283,942	243,282
Total stockholders' equity	1,107,417	1,089,991
Total liabilities and stockholders' equity	$3,681,156	$3,544,430

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$783,708	$722,022
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	403,862	377,888
Reimbursable expenses	176,841	140,620
Selling, general and administrative expenses	106,957	97,095
Transaction-related costs	609	—
Depreciation and amortization expense	32,278	27,608
(Gain) loss on disposal of fixed assets, net	(19)	88
Income from operations	63,180	78,723
Interest expense, net	(13,487)	(12,369)
Foreign currency gains, net	7,842	6,128
Other expense, net	(4)	(88)
Income before income taxes	57,531	72,394
Provision for income taxes	16,871	28,138
Net income	40,660	44,256
Net income attributable to noncontrolling interest	—	(172)
Net income attributable to PRA Health Sciences, Inc.	$40,660	$44,084
Net income per share attributable to common stockholders:
Basic	$0.65	$0.68
Diluted	$0.63	$0.66
Weighted average common shares outstanding:
Basic	62,933	65,192
Diluted	64,339	66,847

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$40,660	$44,256
Other comprehensive loss:
Foreign currency translation adjustments, net of income tax of $4,041 and $0	(42,756)	143
Unrealized losses on derivative instruments, net of income tax of $(1,157) and $(514)	(3,377)	(1,433)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $679 and $308	1,981	861
Comprehensive (loss) income	(3,492)	43,827
Comprehensive income attributable to noncontrolling interest	—	(127)
Comprehensive (loss) income attributable to PRA Health Sciences, Inc.	$(3,492)	$43,700

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

				Accumulated Other Comprehensive Loss (Note 15)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2019	63,492	$635	$1,006,182	$(160,108)	$243,282	$—	$1,089,991
Exercise of common stock options and stock award distribution	90	1	2,907	—	—	—	2,908
Stock-based compensation	—	—	15,425	—	—	—	15,425
Net income	—	—	—	—	40,660	—	40,660
Issuance of restricted stock for acquisition	44	—	2,585	—	—	—	2,585
Other comprehensive loss, net of tax	—	—	—	(44,152)	—	—	(44,152)
Balance at March 31, 2020	63,626	$636	$1,027,099	$(204,260)	$283,942	$—	$1,107,417

				Accumulated Other Comprehensive Loss (Note 15)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2018	65,395	$654	$960,535	$(170,659)	$254,500	$6,390	$1,051,420
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	1,419	(1,419)	—	—
Balance at January 1, 2019	65,395	654	960,535	(169,240)	253,081	6,390	1,051,420
Exercise of common stock options and employee stock purchase plan purchases	219	2	10,668	—	—	—	10,670
Stock-based compensation	33	—	9,247	—	—	—	9,247
Net income	—	—	—	—	44,084	172	44,256
Other comprehensive loss, net of tax	—	—	—	(384)	—	(45)	(429)
Balance at March 31, 2019	65,647	$656	$980,450	$(169,624)	$297,165	$6,517	$1,115,164

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$40,660	$44,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,278	27,608
Amortization of debt issuance costs	421	448
Amortization of terminated interest rate swaps	1,565	1,631
Stock-based compensation expense	15,425	9,247
Change in fair value of acquisition-related contingent consideration	574	—
Unrealized foreign currency gains, net	(4,788)	(7,967)
Deferred income tax benefit	(18,524)	(10,521)
Other reconciling items	135	(78)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, unbilled services and advanced billings	(7,600)	(36,848)
Other operating assets and liabilities	436	13,250
Net cash provided by operating activities	60,582	41,026
Cash flows from investing activities:
Purchase of fixed assets	(21,460)	(19,895)
Proceeds from the sale of fixed assets	26	—
(Cash paid) proceeds received for interest on interest rate swap, net	(780)	416
Distributions from unconsolidated joint ventures	—	418
Acquisition of Care Innovations, Inc., net of cash acquired	(159,078)	—
Net cash used in investing activities	(181,292)	(19,061)
Cash flows from financing activities:
Borrowings on line of credit	100,000	—
Repayments of line of credit	(55,000)	—
Repayments of long-term debt	(6,250)	—
Proceeds from stock issued under employee stock purchase plan and stock option exercises	2,908	10,419
Payments for debt issuance costs	(470)	—
Net cash provided by financing activities	41,188	10,419
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	(5,908)	506
Change in cash, cash equivalents, and restricted cash	(85,430)	32,890
Cash, cash equivalents, and restricted cash, beginning of period	236,270	144,709
Cash, cash equivalents, and restricted cash, end of period	$150,840	$177,599

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

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of the Company and variable interest entities where the Company is the primary beneficiary. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently Implemented Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this standard effective January 1, 2020 and the application of ASU 2016-13 did not have a material impact on the Company's consolidated condensed financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment,” in order to simplify the subsequent measurement of goodwill by eliminating the Step 2 goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this standard effective January 1, 2020 and the application of ASU 2017-04 did not have a material impact on the Company's consolidated condensed financial statements.

In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," in order to expand on the FASB's guidance of capitalized costs incurred in a cloud computing arrangement. The amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The Company adopted this standard effective January 1, 2020 and the application of ASU 2018-15 did not have a material impact on the Company's consolidated condensed financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes". The provisions of ASU 2019-12 include eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for the reporting period beginning after December 15, 2020, and the interim periods therein. The Company is currently assessing the potential impact of ASU 2019-12 on the Company's consolidated financial statements.

(2) Significant Accounting Policies
Significant accounting policies are detailed in "Note 3: Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2019.
Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows (in thousands):

	March 31,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$150,804	$177,142	$236,232	$144,221
Restricted cash	36	457	38	488
Total cash, cash equivalents, and restricted cash	$150,840	$177,599	$236,270	$144,709

(3) Business Combinations

Care Innovations, Inc.

In January 2020, the Company acquired all of the outstanding equity interests of Care Innovations, Inc., or Care Innovations, an entity that provides digital health services. The purchase price was $208.6 million, which consisted of $161.5 million of cash, $2.6 million of restricted stock and $44.5 million of estimated contingent consideration in the form of a potential earn-out payment. The earn-out payment, which is capped at $50.0 million, is contingent on the achievement of two 2020 financial targets. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 fair value measurement. Any change in the fair value of the contingent consideration subsequent to the acquisition date, excluding adjustments that qualify as measurement period adjustments. will be recognized in earnings in the period of any such change. With this acquisition, the Company expects to expand its ability to serve customers with technologies that deliver enhancements to the Company’s mobile health platform and provide expanded remote patient monitoring support to expand the Company's ability to deliver virtual and decentralized trials.

The acquisition of Care Innovations was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The consideration paid was allocated as follows: (i) $33.5 million to definite-lived intangible assets primarily consisting of developed technology with a weighted average amortization period of five years, (ii) $174.3 million to goodwill and (iii) $0.8 million to other net assets. The acquisition costs are included in transaction-related costs in the consolidated condensed statement of operations and were immaterial.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of September 2020, and in any case, no later than one year from the acquisition date in accordance with GAAP.

The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to Care Innovations as they did not have a material effect on the Company’s consolidated results.

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities that are measured on a recurring basis as of March 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$45,074	$45,074
Interest rate swaps	—	6,416	—	6,416
Total	$—	$6,416	$45,074	$51,490

The Company values contingent consideration using models that include significant unobservable Level 3 inputs, such as projected market performance over the earnout period along with estimates for market volatility and the discount rate applicable to potential cash payments. Interest rate swaps are measured at fair value using a market approach valuation technique. The valuation is based on an estimate of the net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

The following table summarizes the changes in Level 3 financial liabilities measured on a recurring basis for three months ended March 31, 2020 (in thousands).

Contingent Consideration
Balance at December 31, 2019	$—
Initial estimate of Care Innovations contingent consideration	44,500
Change in fair value recognized in transaction-related costs	574
Balance at March 31, 2020	$45,074

The $45.1 million balance at March 31, 2020, which was valued using a Monte Carlo simulation, relates to the earn-out payments to Care Innovations and is based on the achievement of certain financial targets. The primary assumptions that impact the earn-out valuation are the projected revenues and adjusted earnings before interest, taxes, depreciation and amortization of the acquired business, which are unobservable inputs into the valuation model. The liability is recorded in accrued expenses and other current liabilities in the consolidated condensed balance sheet. Refer to "Note 3 - Business Combinations" for additional information regarding the Care Innovations acquisition.

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

As of March 31, 2020, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $2,306.2 million and are identified as Level 3 assets. These assets are comprised of goodwill of $1,659.9 million and identifiable intangible assets, net of $646.3 million.

Refer to "Note 9 - Revolving Credit Facilities and Long-Term Debt" for additional information regarding the fair value of long-term debt balances.

(5) Concentration of Credit Risk and Expected Credit Losses

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, and derivatives. As of March 31, 2020, substantially all of the Company’s cash and cash equivalents and derivatives were held in or invested with large financial institutions.

Accounts receivable primarily include amounts due from pharmaceutical and biotechnology companies under credit terms that generally do not extend beyond 90 days. The Company maintains an allowance for expected credit losses resulting from the inability of its customers to make required payments. The Company performs credit reviews of each customer, monitors collections and payments from customers, and determines the allowance based upon historical experience and specific customer collection issues. The Company ages billed accounts receivable and assesses exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance or, to the extent unreserved, to bad debt expense.

Accounts receivable and unbilled services from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled services at the respective dates were as follows:

	March 31,	December 31,
	2020	2019
Customer A	11.0%	11.2%
Customer B	10.3%	15.6%

Revenue from individual customers greater than 10% of consolidated revenue in the respective periods was as follows:

	Three Months Ended March 31,
	2020	2019
Customer C	10.6%	*

* Less than 10%

(6) Accounts Receivable, Unbilled Services and Advanced Billings

Accounts receivable and unbilled services were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable	$515,429	$512,061
Unbilled services	179,425	149,194
Total accounts receivable and unbilled services	694,854	661,255
Less allowance for credit losses	(2,603)	(2,738)
Total accounts receivable and unbilled services, net	$692,251	$658,517

Unbilled services as of March 31, 2020 and December 31, 2019 includes $78.0 million and $76.0 million, respectively, of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. Impairment losses on contract assets were immaterial in the three months ended March 31, 2020 and 2019.

Advanced billings were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Advanced billings	$534,233	$505,714

The $28.5 million increase in advanced billings from December 31, 2019 to March 31, 2020 was primarily due to the timing of customer payments. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $307.7 million and $261.1 million related to advanced billings recorded as of January 1, 2020 and 2019, respectively.

Performance Obligations
Revenue recognized for the three months ended March 31, 2020 and 2019 from reimbursable expenses and services completed in prior periods was $7.7 million and $26.5 million, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $5.1 billion as of March 31, 2020. This amount includes reimbursement revenue. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

(7) Leases

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease cost:
Operating lease cost	$11,164	$9,469
Short-term lease cost	570	536
Variable lease cost	1,968	1,684
Lease income	(47)	(39)
Net lease cost	$13,655	$11,650

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurements of lease liabilities, all included in operating cash flows	$11,674	$9,807
Right-of-use assets obtained in exchange for lease obligations	10,865	846

Supplemental balance sheet information related to leases was as follows:

	As of March 31,	As of December 31,
	2020	2019
Weighted average remaining lease term	8.1 years	7.7 years
Weighted average discount rate	4.2%	4.3%

Maturities of operating lease liabilities were as follows as of March 31, 2020 (in thousands):

2020 (remaining)	$32,779
2021	43,898
2022	35,756
2023	28,109
2024	19,512
Thereafter	86,220
Total lease payments	246,274
Less imputed interest	(37,650)
Total	$208,624

As of March 31, 2020, the Company has an additional non-cancelable operating lease that has not yet commenced with future lease payments totaling $0.4 million. This lease will commence in April 2020 with an initial lease term of five years.

(8) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2019	$1,025,897	$476,859	$1,502,756
Acquisition of Care Innovations, Inc.	174,334	—	174,334
Currency translation	(17,199)	—	(17,199)
Balance at March 31, 2020	$1,183,032	$476,859	$1,659,891

There are no accumulated impairment charges as of March 31, 2020 and December 31, 2019.

Goodwill recorded in connection with the acquisition of Care Innovations was assigned to the Clinical Research segment and is not deductible for income tax purposes. The goodwill is attributable to the workforce of Care Innovations and expected synergies with the Company’s existing operations.

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$552,840	$(143,610)	$409,230	$559,768	$(137,728)	$422,040
Trade names (finite-lived)	29,875	(17,318)	12,557	28,536	(16,582)	11,954
Developed technology and other intangibles	74,174	(38,318)	35,856	44,474	(35,654)	8,820
Database	137,100	(66,463)	70,637	137,100	(59,347)	77,753
Total finite-lived intangible assets	793,989	(265,709)	528,280	769,878	(249,311)	520,567
Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$911,999	$(265,709)	$646,290	$887,888	$(249,311)	$638,577

Amortization expense was $19.1 million and $17.2 million for the three months ended March 31, 2020 and 2019, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2020 (remaining)	$56,957
2021	70,376
2022	55,763
2023	43,561
2024	34,375
2025 and thereafter	267,248
Total	$528,280

(9) Revolving Credit Facilities and Long-Term Debt

The Company had the following debt outstanding as of March 31, 2020 and December 31, 2019 (in thousands):

		Principal amount
	Interest rate as of	March 31,	December 31,
	March 31, 2020	2020	2019	Maturity Date
Senior Secured Credit Facility:
First Lien Term Loan	2.52%	$993,750	$1,000,000	October 2024
Revolver	2.52%	133,800	88,800	October 2024
Accounts receivable financing agreement	3.07%	170,000	170,000	May 2021
Total debt		1,297,550	1,258,800
Less current portion of Revolver(1)		—	(88,800)
Less current portion of long-term debt		(25,000)	(25,000)
Total long-term debt		1,272,550	1,145,000
Less debt issuance costs		(4,577)	(4,822)
Total long-term debt, net		$1,267,973	$1,140,178

(1) The Company assesses its ability and intent to repay the outstanding borrowings on the Revolver at the end of each reporting period in order to determine the proper balance sheet classification. Outstanding borrowings on the Revolver that the Company intends to repay in less than 12 months are classified as current.

As of March 31, 2020, the contractual maturities of the Company's debt obligations were as follows (in thousands):

Current maturities of long-term debt:
2020 (remaining)	$18,750
2021	195,000
2022	25,000
2023	25,000
2024 and thereafter	1,033,800
Total	$1,297,550

The Company's primary financing arrangements are its senior secured credit facility (the "Senior Secured Credit Facility"), which consists of a first lien term loan ("First Lien Term Loan") and a revolving credit facility (the "Revolver"), and its Accounts Receivable Financing Agreement.

Senior Secured Credit Facility

The overall capacity of the Senior Secured Credit Facility is $1.75 billion (consisting of a $1.0 billion First Lien Term Loan and a $750.0 million Revolver). As collateral for borrowings under the Senior Secured Credit Facility, the Company granted a pledge on primarily all of its assets, the interests of wholly-owned U.S. restricted subsidiaries, and a portion of the interests of wholly-owned non-U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The Senior Secured Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the Senior Secured Credit Facilities, subject to compliance with applicable law, as of March 31, 2020 and December 31, 2019, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The Senior Secured Credit Facility also contains customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.0% to 2.0%, in the case of LIBOR loans, and 0.0% to 1.0%, in the case of ABR loans. The Company has the option of one-, two-, three- or six-month base interest rates. The credit agreement governing the Senior Secured Credit Facility includes provisions that allow the agreement to be amended to replace the LIBOR rate with a comparable or successor floating rate.

The First Lien Term Loan requires the Company to repay 2.5% of the original aggregate principal amount per annum in equal quarterly installments beginning March 31, 2020 through September 30, 2024, with the remaining balance due at maturity. There are no voluntary prepayment penalties and prepayment is required upon the issuance of certain debt or asset sales or other events.

The Revolver requires the Company to pay to the lenders a commitment fee for unused commitments of 0.15% to 0.35% based on the Company’s debt-to-EBITDA ratio. Principal amounts are due and payable in full at maturity. In addition, at March 31, 2020 and December 31, 2019, the Company had $5.2 million and $5.4 million, respectively, in letters of credit outstanding, which are secured by the Revolver.

Accounts Receivable Financing Agreement

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

As of December 31, 2019, there was $30.0 million of remaining capacity available under the accounts receivable financing agreement. However, as of March 31, 2020, borrowing capacity was limited to $13.2 million due to an increase in the Company's non-U.S. dollar receivables, which are excluded from the calculation of the borrowing base to the extent they exceed 2.5% of the eligible accounts receivable balance.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,292.6 million and $1,255.8 million at March 31, 2020 and December 31, 2019, respectively. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 2 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

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

As of March 31, 2020, the Company has remaining authorization to repurchase up to $200.0 million of its common stock under the Repurchase Program.

(11) Stock-Based Compensation

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

The Company granted 23,300 service-based options and 53,702 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $0.8 million and $5.9 million, respectively, during the three months ended March 31, 2020.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding at December 31, 2019	4,861,606	$72.45	7.5	$188.3
Granted	23,300	99.69
Exercised	(74,940)	38.80
Expired or forfeited	(83,775)	92.92
Outstanding at March 31, 2020	4,726,191	$72.75	7.3	$85.1
Exercisable at March 31, 2020	1,892,291	$45.52	5.6	$77.2

The Company’s RSAs/RSUs activity in 2020 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested December 31, 2019	632,436	$91.07	$70.3
Granted	53,702	109.04
Forfeited	(5,700)	95.94
Vested	(86,000)	58.95
Unvested March 31, 2020	594,438	$97.30	$49.4

Employee Stock Purchase Plan

In April 2017, the Board approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of any offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, with the administrator of the ESPP having the right to establish different offering periods. The Company recognized stock-based compensation expense of $1.1 million associated with the ESPP during the three months ended March 31, 2020 and 2019. As of March 31, 2020, there have been 301,975 shares issued and 2,698,025 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
Direct costs	$3,853	$2,928
Selling, general and administrative	11,572	6,319
Total stock-based compensation expense	$15,425	$9,247

(12) Income Taxes

The Company’s effective income tax rate was 29.3% and 38.9% for the three months ended March 31, 2020 and 2019, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2020 is primarily due to (i) geographic distribution of global pre-tax income (ii) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI, and (iii) state income taxes. The effective tax rate for the three months ended March 31, 2019 included the effect of base erosion anti-abuse tax, or BEAT. No provision for BEAT is included in the effective rate for the three months ended March 31, 2020.

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

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. During the three months ended March 31, 2020, there was no significant change in uncertain tax positions.

(13) Commitments and Contingencies

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

(14) Derivatives

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

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
Balance Sheet Classification	Notional amount	Asset/(Liability)	Notional amount	Asset/(Liability)
Accrued expenses and other current liabilities	$625,000	$(6,416)	$625,000	$(2,976)
	$625,000	$(6,416)	$625,000	$(2,976)

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

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive (loss) income for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2020	2019
Amount of pre-tax loss recognized in other comprehensive (loss) income	$(4,534)	$(1,947)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	(2,660)	(1,169)

The Company expects that $9.4 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

The effect of cash flow hedge accounting on the consolidated condensed statements of operations for the three months ended March 31, 2020 and 2019, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense, net	$(13,487)	$(12,369)
Loss on cash flow hedging relationships in Subtopic 815-20 (interest contracts):
Loss reclassified from accumulated other comprehensive loss into interest expense, net	(2,660)	(1,169)

(15) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation, Net of Tax	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2019	$(149,342)	$(10,766)	$(160,108)
Other comprehensive loss before reclassifications	(42,756)	(3,377)	(46,133)
Reclassification adjustments	—	1,981	1,981
Balance at March 31, 2020	$(192,098)	$(12,162)	$(204,260)

Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound (GBP), Euro (EUR), Canadian dollar (CAD) and Russian ruble (RUB) exchange rates against the U.S. dollar. The U.S. dollar strengthened by 6.2%, 1.9%, 8.2%, and 21.2% versus the GBP, EUR, CAD, and RUB, respectively, between December 31, 2019 and March 31, 2020. The movement in the GBP, EUR, CAD and RUB contributed to a $17.1 million, $6.6 million, $3.8 million, and $6.9 million increase in other comprehensive loss, respectively, during the three months ended March 31, 2020.

Derivative Instruments

See "Note 14 - Derivatives" for further information on changes to accumulated other comprehensive loss related to the derivative instruments.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2020	2019
Basic weighted average common shares outstanding	62,933	65,192
Effect of dilutive stock options and other awards under share-based compensation programs	1,406	1,655
Diluted weighted average common shares outstanding	64,339	66,847

Anti-dilutive shares	2,399	1,523

The dilutive and anti-dilutive shares disclosed above were calculated using the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of RSAs/RSUs, reduced by the repurchase of shares with the proceeds from the assumed exercises, and unrecognized compensation expense for outstanding awards.

(17) Segments

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

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$726,135	$57,573	$783,708	$666,631	$55,391	$722,022

Direct costs (exclusive of depreciation and amortization)	358,351	45,511	403,862	337,515	40,373	377,888
Reimbursable expenses	176,841	—	176,841	140,620	—	140,620
Segment profit	190,943	12,062	203,005	188,496	15,018	203,514
Less expenses not allocated to segments:
Selling, general and administrative expenses			106,957			97,095
Transaction-related costs			609			—
Depreciation and amortization expense			32,278			27,608
(Gain) loss on disposal of fixed assets, net			(19)			88
Income from operations			63,180			78,723
Interest expense, net			(13,487)			(12,369)
Foreign currency gains, net			7,842			6,128
Other expense, net			(4)			(88)
Income before income taxes			$57,531			$72,394

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$466,863	$57,573	$524,436	$442,969	$55,391	$498,360
Other	10,007	—	10,007	12,573	—	12,573
Total Americas	476,870	57,573	534,443	455,542	55,391	510,933
Europe, Africa, and Asia-Pacific
United Kingdom	199,764	—	199,764	171,238	—	171,238
Netherlands	28,067	—	28,067	24,367	—	24,367
Other	21,434	—	21,434	15,484	—	15,484
Total Europe, Africa, and Asia-Pacific	249,265	—	249,265	211,089	—	211,089
Total revenue	$726,135	$57,573	$783,708	$666,631	$55,391	$722,022

(18) Overview of the Impact of the COVID-19 Pandemic

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, during the second half of March 2020, the Company experienced disruptions in its global operations as the COVID-19 virus continued to spread and impact countries in which the Company operates. These disruptions are expected to have a more significant adverse impact on the Company's operating results in the second quarter of 2020, and the full extent of the COVID-19 outbreak in 2020 and its impact on its operations is uncertain. A prolonged outbreak could continue to interrupt the operations of the Company and its customers and suppliers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Annual Report, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Overview of the Impact of COVID-19 to our Business

The recent outbreak of novel coronavirus COVID-19, or COVID-19, which surfaced in Wuhan, China, in December 2019, has been declared a pandemic and has spread to multiple global regions, including the United States and Europe. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. While these actions vary by locale, they have generally been expanding in scope.

The disruptions caused by COVID-19 did not have a material impact on our financial results to start the year; however, as the global spread of the virus began to accelerate late in the first quarter of 2020, we began to experience an adverse impact to our financial results. We believe that we will continue to experience disruptions to our business due to the COVID-19 pandemic through the end of the second quarter and anticipate that the disruption caused by COVID-19 will likely extend into the second half of 2020.

As the COVID-19 pandemic continues to evolve rapidly, we cannot at this time accurately predict the effects of these conditions on our operations. Uncertainties remain as to the ultimate geographic spread of the virus and the severity of the disease, the duration of the outbreak, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries. The COVID-19 outbreak has had, and a continuing outbreak or future outbreaks may have, several important impacts on our business:

•
Workforce: In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees and we have closed the majority of our physical office locations worldwide. However, most of our workforce is able to work remotely in an effective way.

•
Backlog: We have not experienced any material COVID-19 related trial cancellations. However, due to travel restrictions put in place as a result of COVID-19, business development activity began to slow at the end of the quarter, with bid-defense meeting postponements and delays in study award decision-making. This has had an impact on new business awards in both the Clinical Research and Data Solutions segments, leading to a decrease in gross new business awards in the first quarter of 2020 compared to the prior year period as disclosed below.

•
Clinical Research segment: During March 2020, we began to experience global site closures, which has led to a decline in site-based monitoring. We have been able to implement remote monitoring activities through the use of our technology platforms in an effort to mitigate the impact of these site closures. Limitations on travel and business closures recommended by federal, state, and local governments, could, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities.

•
Data Solutions segment: Our Data Solutions segment is relatively more insulated from the effects of the virus, due to its high proportion of recurring license revenue. However, businesses in this segment that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences may experience significant disruption.

•
Mitigation strategies: In light of the current situation, we have initiated proactive cost management strategies. These include, among other things, hiring restrictions, reductions in third-party costs and certain compensation adjustments. We have also implemented proactive cash conservation initiatives, including delaying some capital expenditures and halting voluntary debt repayments.

•
Liquidity position: We believe that we have a strong liquidity position, which includes cash on hand and access to our revolving credit facility. We are currently subject to two debt covenants in our Senior Secured Credit Facility:

	Requirement:	As of March 31, 2020
Total indebtedness to EBITDA	≤ 4.25x	1.87x
Interest expense to EBITDA	≥ 3.00x	11.68x

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act includes broad sweeping provisions including direct financial assistance to Americans in the form of one-time payments to individuals; aid to small businesses in the form of loans and grants; efforts to stabilize the U.S. economy and keep Americans employed in general; and support for healthcare professionals, patients and hospitals. Also included in the CARES Act are numerous tax provisions including, but not limited to, certain payroll tax benefits, changes to the net operating loss rules, and the business interest expense deduction rules under Code Section 163(j). Due to the recent enactment of this legislation, there is a high degree of uncertainty around its implementation and we continue to assess the potential impacts of this legislation on our business, results of operations, financial condition and cash flows. There can be no assurance that we will receive any funding under the CARES Act.

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

Our gross new business awards for our Clinical Research segment for the three months ended March 31, 2020 and 2019 were $657.9 million and $747.6 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable expenses.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the three months ended March

31, 2020 and 2019, we had $53.2 million and $83.0 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from period to period. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at March 31, 2020 and 2019 was $4.7 billion and $4.4 billion, respectively.

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

Direct Costs (Exclusive of Depreciation and Amortization)

For our Clinical Research segment, direct costs consist primarily of labor‑related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 96.9% and 96.5% for the three months ended March 31, 2020 and 2019, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 2.9% and 3.0% of the Clinical Research segment's total direct costs for the three months ended March 31, 2020 and 2019, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 3.1% and 3.5% for the three months ended March 31, 2020 and 2019, respectively.

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

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 74.3% and 72.9% for the three months ended March 31, 2020 and 2019, respectively. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 20.2% and 19.9% of the Data Solutions segment's total direct costs for the three months ended March 31, 2020 and 2019, respectively. Our remaining direct costs are items such as travel, meals, and supplies and were 5.5% and 7.2% of the Data Solutions segment's total direct costs for the three months ended March 31, 2020 and 2019, respectively.

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

Transaction-related Costs

Transaction-related costs include fees associated with our secondary offerings, costs associated with acquisition related earn-out liabilities, and expenses associated with our acquisitions.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended March 31,
	2020	2019
U.S. dollars per:
Euro	1.10	1.14
British pound	1.28	1.30

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019
(in thousands)
Revenue	$783,708	$722,022
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	403,862	377,888
Reimbursable expenses	176,841	140,620
Selling, general and administrative expenses	106,957	97,095
Transaction-related costs	609	—
Depreciation and amortization expense	32,278	27,608
(Gain) loss on disposal of fixed assets	(19)	88
Income from operations	63,180	78,723
Interest expense, net	(13,487)	(12,369)
Foreign currency gains, net	7,842	6,128
Other expense, net	(4)	(88)
Income before income taxes	57,531	72,394
Provision for income taxes	16,871	28,138
Net income	40,660	44,256
Net income attributable to noncontrolling interest	—	(172)
Net income attributable to PRA Health Sciences, Inc.	$40,660	$44,084

Revenue increased by $61.7 million, or 8.5%, from $722.0 million during the three months ended March 31, 2019 to $783.7 million during the three months ended March 31, 2020. Revenue for the three months ended March 31, 2020 benefited from an increase in billable hours and volume-related increases in clinical activities offset by an unfavorable impact of $5.3 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period.

Direct costs, exclusive of depreciation and amortization, increased by $26.0 million, or 6.9%, from $377.9 million during the three months ended March 31, 2019 to $403.9 million during the three months ended March 31, 2020. Salaries and related benefits in our Clinical Research segment increased $27.8 million as we continue to hire billable staff to ensure appropriate staffing levels for our current studies and future growth. Data costs in our Data Solutions segment increased $4.4 million as we continue to expand our sources of data. This was offset by a favorable impact of $6.5 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 51.5% and 52.3% during the three months ended March 31, 2020 and 2019, respectively.

Reimbursable expenses increased by $36.2 million from $140.6 million during the three months ended March 31, 2019 to $176.8 million during the three months ended March 31, 2020. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $9.9 million, or 10.2%, from $97.1 million during the three months ended March 31, 2019 to $107.0 million during the three months ended March 31, 2020. The increase in selling, general and administrative expenses is primarily related to an increase in salaries and related benefits, including stock-based compensation expense, as we continue to hire staff and add additional office space to support our growing business. Selling, general and administrative expenses as a percentage of revenue were 13.6% and 13.4% during the three months ended March 31, 2020 and 2019, respectively.

Transaction-related costs for the three months ended March 31, 2020, totaling $0.6 million, are primarily related to changes in the fair value of contingent consideration and other expenses incurred in conjunction with the acquisition of Care Innovations, Inc. in January 2020.

Depreciation and amortization expense was $32.3 million and $27.6 million during the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization expense as a percentage of revenue was 4.1% during the three months ended March 31, 2020 and 3.8% during the three months ended March 31, 2019. The increase is due to the amortization of the intangible assets acquired in the acquisition of Care Innovations, Inc. as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Interest expense, net, increased by $1.1 million, or 9.0%, from $12.4 million during the three months ended March 31, 2019 to $13.5 million during the three months ended March 31, 2020. The increase is primarily due to an increase in the average outstanding debt balance and was partially offset by a decrease in the weighted average interest rate as compared to the three months ended March 31, 2019.

Foreign currency gains, net, increased by $1.7 million from $6.1 million during the three months ended March 31, 2019 to $7.8 million during the three months ended March 31, 2020. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended March 31, 2020, foreign currency gains were primarily due to movement of the U.S. dollar versus the British pound, Euro, Canadian dollar and Russian ruble.

Provision for income taxes decreased by $11.3 million from $28.1 million during the three months ended March 31, 2019 to $16.9 million during the three months ended March 31, 2020. Our effective tax rate was 38.9% and 29.3% during the three months ended March 31, 2019 and 2020, respectively. The decrease in the effective tax rate of 9.6% was primarily due to the effect of BEAT included in the provision for the three months ended March 31, 2019 and no provision for BEAT being included in the effective rate for the three months ended March 31, 2020, which reduced the estimated annual effective tax rate for the quarter.

Segment Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Clinical Research

	Three Months Ended March 31,
	2020	2019
(in thousands)
Revenue	$726,135	$666,631
Segment profit	190,943	188,496
Segment profit %	26.3%	28.3%

Revenue increased by $59.5 million, or 8.9%, from $666.6 million during the three months ended March 31, 2019 to $726.1 million during the three months ended March 31, 2020. Revenue for the three months ended March 31, 2020 benefited from an increase in billable hours and volume-related increases in our clinical activities. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, and more effective sales efforts and the growth in the overall CRO market.

Segment profit increased by $2.4 million, or 1.3%, from $188.5 million during the three months ended March 31, 2019 to $190.9 million during the three months ended March 31, 2020 primarily due to an increase in revenue. Segment profit as a percentage of revenue decreased from 28.3% during the three months ended March 31, 2019 to 26.3% for the same period in 2020. Segment profit as a percentage of revenue decreased primarily due to the increase in reimbursable expenses.

Data Solutions

	Three Months Ended March 31,
	2020	2019
(in thousands)
Revenue	$57,573	$55,391
Segment profit	12,062	15,018
Segment profit %	21.0%	27.1%

Revenue increased by $2.2 million, or 3.9%, from $55.4 million during the three months ended March 31, 2019 to $57.6 million during the three months ended March 31, 2020. The increase in revenue was related to an increase in services provided during the quarter. Service in kind revenue was $3.3 million and $4.0 million during the three months ended March 31, 2020 and 2019, respectively.

Segment profit decreased by $3.0 million, or 19.7%, from $15.0 million during the three months ended March 31, 2019 to $12.1 million during the three months ended March 31, 2020 due to an increase in direct costs (exclusive of depreciation and amortization). The increase in direct costs is attributable to higher data costs as we have expanded our sources of data and have experienced increased costs on the renewal of existing contracts, as well as an increase in salaries and benefits as we have increased headcount to support segment growth. Segment profit as a percentage of revenue decreased from 27.1% during the three months ended March 31, 2019 to 21.0% for the same period in 2020 primarily due to factors noted above.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of March 31, 2020, we had approximately $150.8 million of cash and cash equivalents of which $68.0 million was held by our foreign subsidiaries. Additionally, as of March 31, 2020 our Revolver and Accounts Receivable Financing Agreement provided for $624.2 million of potential borrowings. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks (including the ongoing COVID-19 pandemic), and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $784.2 million during the three months ended March 31, 2020, including $116.6 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $702.5 million during the three months ended March 31, 2019, including $81.4 million of funds received from customers to pay investigators. The increase in cash collections during the three months ended March 31, 2020 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the three months ended March 31, 2020, net cash provided by operations was $60.6 million compared to $41.0 million provided by operations for the same period of 2019. Cash provided by operating activities increased over the prior year primarily due to increased cash flows from our operating performance as well as a decrease in cash outflows from working capital changes. The changes in working capital were driven by an improvement in our days sales outstanding as compared to the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $181.3 million during the three months ended March 31, 2020 compared to $19.1 million for the same period of 2019. The increase in cash outflows is primarily attributable to the acquisition of Care Innovations, Inc.

Cash Flow from Financing Activities

Net cash provided by financing activities was $41.2 million during the three months ended March 31, 2020 compared to $10.4 million for the same period of 2019. During the three months ended March 31, 2020 our debt balances increased by $38.8 million. Additionally, cash flows for the three months ended March 31, 2020 include $2.9 million of cash inflows from stock option exercises compared to $10.4 million of cash inflows in the prior year related to option exercises and employee stock purchase plan purchases.

Indebtedness

As of March 31, 2020, we had $1,297.6 million of total indebtedness. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of March 31, 2020, we were in compliance with these covenants.

See Note 9 to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and Note 11 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for additional details regarding our credit arrangements.

Contractual Obligations and Commercial Commitments

In January 2020, we acquired Care Innovations, Inc., which was partially funded using borrowings under the Revolver. We also recognized a liability related to contingent consideration associated with the acquisition. As a result of these changes, our long-term debt obligations and contingent consideration as of March 31, 2020 are updated below.

	Payments Due by Period
	Remaining 2020 (9 Months)	2021 and 2022	2023 and 2024	Thereafter	Total
Principal payments on long-term debt (1)	$18,750	$220,000	$1,058,800	$—	$1,297,550
Interest payments on long-term debt (1)	25,538	57,239	48,380	—	131,157
Contingent consideration on acquisition (2)	—	45,074	—	—	45,074
Total	$44,288	$322,313	$1,107,180	$—	$1,473,781

(1) Principal payments are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on March 31, 2020.

(2) This amount is remeasured at fair value every reporting period with the change in fair value recorded in Transaction-related costs, net (see Note 3 to our consolidated condensed financial statements). The actual amounts ultimately paid out may be different depending on the level of achievement of certain earnings milestones.

Other than the items included above, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2019.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The Company cautions you that actual results may differ materially from the Company's expectations due to a number of factors, including that the current COVID-19 pandemic has adversely affected and may continue to affect adversely our business and results of operations; most of the Company’s contracts may be terminated on short notice and that the Company may be unable to maintain large customer contracts or to enter into new contracts; the Company may underprice contracts, overrun its cost estimates, or fail to receive approval for, or experience delays in, documenting change orders; the historical indications of the relationship of backlog to revenues may not be indicative of their future relationship; the Company may be unable to attract suitable investigators and patients for its clinical trials; the Company could be subject to employment liability with its embedded and functional outsourcing solutions as it places employees at the physical workplaces of its clients; the Company may lose key personnel or be unable to recruit and retain experienced personnel; the Company may be unable to maintain information systems or effectively update them; a failure or breach of the Company’s IT systems could result in customer information being compromised or otherwise significantly disrupt the Company’s business operations; client or therapeutic concentration or competition among clients could harm the Company’s business; if the Company does not keep pace with rapid technological changes, its services may become less competitive or obsolete; the Company may be unable to successfully identify, acquire and integrate businesses, services and technologies or to manage joint ventures; the Company’s business is subject to economic, political and other risks associated with international operations, including foreign currency exchange rate fluctuations; the Company may be exposed to liabilities under anti-corruption laws due to the global nature of its business; the Company’s failure to perform services in accordance with contractual requirements, certain laws and regulatory standards, and ethical considerations may subject it to significant costs or liability, damage its reputation and cause it to lose existing business or not receive new business; the Company’s services are related to treatment of human patients, and it could face liability if a patient is harmed; the Company’s relationships with existing or potential clients who are in competition with each other may adversely impact the degree to which other clients or potential clients use its services; the Company may be unable to compete effectively with other players in the biopharmaceutical services industry; changes in accounting standards may adversely affect the Company’s financial statements; the Company’s effective income tax rate may fluctuate which may adversely affect its operations, earnings, and earnings per share; the Company may not realize the full value of its goodwill and intangible assets, and may be unable to use net operating loss carry-forwards; the Company’s suppliers may increase its costs to obtain, restrict its use of or refuse to license its data, or the Company may otherwise be unable to continue to obtain products, services and licenses from third parties; the Company may be unable to protect its intellectual property; patent and other intellectual property litigation could be time-consuming and costly; biopharmaceutical industry outsourcing trends could change and adversely affect the Company’s operations and growth rate; government regulators or customers may limit the scope of prescriptions or withdraw products from the market; the U.S. and international healthcare industry is subject to political, economic and/or regulatory influences and changes, such as healthcare reform; current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost or could limit the Company’s service offerings; the Company has substantial indebtedness, some of which have interest rates pricing using a spread over LIBOR, and may incur additional indebtedness in the future, which could adversely affect the Company’s financial condition; circumstances beyond the Company’s control could cause industry-wide reduction in demand for its services; and other factors that are set forth in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed on February 21, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

As of March 31, 2020, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In accordance with the SEC's published guidance, the internal control over financial reporting of Care Innovations, Inc., or Care Innovations, which was acquired in January 2020 was excluded from our evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Care Innovations represented 6% of our consolidated total assets and less than 1% of our consolidated revenue and net income as of and for the quarter ended March 31, 2020. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of reviewing the internal control structure of Care Innovations and, if necessary, will make appropriate changes as we integrate Care Innovations into our overall internal control over financial reporting process.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 13 to our consolidated condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition, we have identified the following additional risk as of March 31, 2020.

The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition.

In December 2019, a novel strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China and to cause a severe respiratory illness. Since then, COVID-19 has spread globally, including to numerous countries in which we have ongoing and planned clinical trials. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures.  While these actions vary by locale, they have generally been expanding in scope. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business and clinical trials will depend on future developments that are highly uncertain and cannot be predicted with any degree of confidence, such as the following: the ultimate geographic spread and severity of the disease; the duration of the outbreak or future outbreaks; travel restrictions and the implementation of social distancing in the United States and other countries; business closures or business disruptions; and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and current and future outbreaks. We may experience disruptions due to the COVID-19 pandemic that could severely impact our business and clinical trials in our Clinical Research segment, including:

•	delays, difficulties or a suspension in enrolling patients in our ongoing and planned clinical trials;

•	delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or local governments; and

•
limitations in employee resources that would otherwise be focused on our business and the conduct of our clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, and governmental orders that limit the ability of our employees to leave their homes.

For our clinical trials that are planned to be conducted at sites in countries that are experiencing heightened impact from COVID-19, in addition to the risks listed above, we may also experience the following adverse impacts:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•
changes in local regulations as part of a response to the COVID-19 outbreak that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the United States Food and Drug Administration to accept data from clinical trials in these affected geographies.

Our Data Solutions business is relatively more insulated from the effects of the virus due to a high portion of recurring license revenue in this segment. However, businesses in this segment that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences may experience significant disruption.

We have also closed the majority of our physical office locations worldwide, requiring most of our workforce in both our Clinical Research and Data Solutions businesses to work remotely. While we believe that most of our employees are able to work remotely in an effective way, our operations could be disrupted if key members of our senior management or a significant percentage of our workforce are unable to continue to work because of illness, government directives or otherwise. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

No repurchases were made during the three months ended March 31, 2020. As of March 31, 2020, we have remaining authorization to repurchase up to $200.0 million of common stock under the Repurchase Program.

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

101*
The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in inline XBRL (iXBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31 2020 and 2019, (iv) Consolidated Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Consolidated Condensed Financial Statements.

104*	Cover page from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted iXBRL and contained in Exhibit 101.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Michael J. Bonello
Michael J. Bonello
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: May 1, 2020