Form 10-Q
period 2020-06-30
PRA Health Sciences, Inc.
filed 2020-08-07
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	63,961,026	shares outstanding as of July 31, 2020

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$168,229	$236,232
Restricted cash	—	38
Accounts receivable and unbilled services, net of allowance for credit losses of $1,994 at June 30, 2020	732,551	658,517
Other current assets	111,177	90,780
Total current assets	1,011,957	985,567
Fixed assets, net	189,078	180,716
Operating lease right-of-use assets	181,671	186,343
Goodwill	1,660,430	1,502,756
Intangible assets, net	628,109	638,577
Other assets	51,556	50,471
Total assets	$3,722,801	$3,544,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$—	$88,800
Current portion of long-term debt	25,000	25,000
Accounts payable	43,222	55,293
Accrued expenses and other current liabilities	374,406	304,799
Current portion of operating lease liabilities	38,820	37,603
Advanced billings	549,381	505,714
Total current liabilities	1,030,829	1,017,209
Long-term debt, net	1,261,970	1,140,178
Long-term portion of operating lease liabilities	165,952	172,370
Deferred tax liabilities	49,277	78,511
Other long-term liabilities	47,373	46,171
Total liabilities	2,555,401	2,454,439
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 63,948,689 and 63,491,550 at June 30, 2020 and December 31, 2019, respectively	639	635
Additional paid-in capital	1,058,730	1,006,182
Accumulated other comprehensive loss	(189,785)	(160,108)
Retained earnings	297,816	243,282
Total stockholders' equity	1,167,400	1,089,991
Total liabilities and stockholders' equity	$3,722,801	$3,544,430
The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$729,891	$763,309	$1,513,600	$1,485,331
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	395,339	386,249	799,202	764,137
Reimbursable expenses	148,267	161,097	325,108	301,716
Selling, general and administrative expenses	109,980	98,804	216,936	195,898
Transaction-related costs	—	—	609	—
Depreciation and amortization expense	32,485	28,591	64,763	56,199
Loss on disposal of fixed assets, net	194	555	175	644
Income from operations	43,626	88,013	106,807	166,737
Interest expense, net	(11,895)	(12,491)	(25,382)	(24,860)
Foreign currency losses, net	(10,750)	(9,671)	(2,908)	(3,544)
Other income (expense), net	5	8	—	(80)
Income before income taxes	20,986	65,859	78,517	138,253
Provision for income taxes	7,112	24,804	23,983	52,942
Net income	13,874	41,055	54,534	85,311
Net loss (income) attributable to noncontrolling interest	—	73	—	(99)
Net income attributable to PRA Health Sciences, Inc.	$13,874	$41,128	$54,534	$85,212
Net income per share attributable to common stockholders:
Basic	$0.22	$0.63	$0.86	$1.31
Diluted	$0.22	$0.62	$0.85	$1.28
Weighted average common shares outstanding:
Basic	63,168	65,328	63,050	65,261
Diluted	64,457	66,763	64,398	66,806

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$13,874	$41,055	$54,534	$85,311
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $239, $263, $4,280 and $263	11,782	747	(30,974)	890
Unrealized losses on derivative instruments, net of income tax of $(272), $(1,097), $(1,429) and $(1,611)	(266)	(2,880)	(3,643)	(4,313)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $1,258, $349, $1,936 and $657	2,959	898	4,940	1,759
Comprehensive income	28,349	39,820	24,857	83,647
Comprehensive income attributable to noncontrolling interest	—	(48)	—	(175)
Comprehensive income attributable to PRA Health Sciences, Inc.	$28,349	$39,772	$24,857	$83,472

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

				Accumulated Other Comprehensive Loss (Note 15)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2019	63,492	$635	$1,006,182	$(160,108)	$243,282	$—	$1,089,991
Exercise of common stock options and stock award distribution	90	1	2,907	—	—	—	2,908
Stock-based compensation	—	—	15,425	—	—	—	15,425
Net income	—	—	—	—	40,660	—	40,660
Issuance of restricted stock for acquisition	44	—	2,585	—	—	—	2,585
Other comprehensive loss, net of tax	—	—	—	(44,152)	—	—	(44,152)
Balance at March 31, 2020	63,626	636	1,027,099	(204,260)	283,942	—	1,107,417
Exercise of common stock options, employee stock plan purchases and other	323	3	15,786	—	—	—	15,789
Stock-based compensation	—	—	15,845	—	—	—	15,845
Net income	—	—	—	—	13,874	—	13,874
Other comprehensive income, net of tax	—	—	—	14,475	—	—	14,475
Balance at June 30, 2020	63,949	$639	$1,058,730	$(189,785)	$297,816	$—	$1,167,400

				Accumulated Other Comprehensive Loss (Note 15)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2018	65,395	$654	$960,535	$(170,659)	$254,500	$6,390	$1,051,420
Impact from adoption of ASU 2018-02, Reclassification of certain tax effects from accumulated other comprehensive income	—	—	—	1,419	(1,419)	—	—
Balance at January 1, 2019	65,395	654	960,535	(169,240)	253,081	6,390	1,051,420
Exercise of common stock options and employee stock purchase plan purchases	219	2	10,668	—	—	—	10,670
Stock-based compensation	33	—	9,247	—	—	—	9,247
Net income	—	—	—	—	44,084	172	44,256
Other comprehensive loss, net of tax	—	—	—	(384)	—	(45)	(429)
Balance at March 31, 2019	65,647	656	980,450	(169,624)	297,165	6,517	1,115,164
Exercise of common stock options and other	84	1	4,074	—	—	—	4,075
Stock-based compensation	5	—	9,916	—	—	—	9,916
Acquisition of noncontrolling interest	—	—	1,290	—	—	(6,565)	(5,275)
Net income (loss)	—	—	—	—	41,128	(73)	41,055
Other comprehensive loss, net of tax	—	—	—	(1,356)	—	121	(1,235)
Balance at June 30, 2019	65,736	$657	$995,730	$(170,980)	$338,293	$—	$1,163,700

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$54,534	$85,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	64,763	56,199
Amortization of debt issuance costs	842	902
Amortization of terminated interest rate swaps	3,127	3,288
Stock-based compensation expense	31,270	19,163
Change in fair value of acquisition-related contingent consideration	574	—
Unrealized foreign currency losses, net	4,396	430
Deferred income tax benefit	(31,460)	(22,462)
Other reconciling items	3,802	459
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, unbilled services and advanced billings	(32,286)	(76,271)
Other operating assets and liabilities	(13,095)	11,426
Payment of acquisition-related contingent consideration	—	(83,249)
Net cash provided by (used in) operating activities	86,467	(4,804)
Cash flows from investing activities:
Purchase of fixed assets	(38,871)	(40,865)
(Cash paid) proceeds received for interest on interest rate swap, net	(3,160)	856
Distributions from unconsolidated joint ventures	—	418
Proceeds from the sale of fixed assets	27	26
Acquisition of Care Innovations, Inc., net of cash acquired	(158,824)	—
Net cash used in investing activities	(200,828)	(39,565)
Cash flows from financing activities:
Borrowings on accounts receivable financing agreement	—	30,000
Borrowings on line of credit	100,000	40,000
Repayments of line of credit	(55,000)	(40,000)
Repayments of long-term debt	(12,500)	—
Acquisition of noncontrolling interest	—	(4,138)
Proceeds from stock issued under employee stock purchase plan and stock option exercises	18,584	14,766
Payments for debt issuance costs	(470)	—
Net cash provided by financing activities	50,614	40,628
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	(4,294)	1,247
Change in cash, cash equivalents, and restricted cash	(68,041)	(2,494)
Cash, cash equivalents, and restricted cash, beginning of period	236,270	144,709
Cash, cash equivalents, and restricted cash, end of period	$168,229	$142,215

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
Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows (in thousands):

	June 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$168,229	$141,889	$236,232	$144,221
Restricted cash	—	326	38	488
Total cash, cash equivalents, and restricted cash	$168,229	$142,215	$236,270	$144,709

(3) Business Combinations

        Care Innovations, Inc.

        In January 2020, the Company acquired all of the outstanding equity interests of Care Innovations, Inc., or Care Innovations, an entity that provides digital health services. The purchase price was $208.6 million, which consisted of $161.5 million of cash, $2.6 million of restricted stock and $44.5 million of estimated contingent consideration in the form of a potential earn-out payment. The earn-out payment, which is capped at $50.0 million, is contingent on the achievement of two 2020 financial targets. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 fair value measurement. Any change in the fair value of the contingent consideration subsequent to the acquisition date, excluding adjustments that qualify as measurement period adjustments will be recognized in earnings in the period of any such change. With this acquisition, the Company expects to expand its ability to serve customers with technologies that deliver enhancements to the Company’s mobile health platform and provide expanded remote patient monitoring support to expand the Company's ability to deliver virtual and decentralized trials.

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

(4) Fair Value Measurements

The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, unbilled services, contract assets, accounts payable and advanced billings, approximate fair value due to the short maturities of these instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities that are measured on a recurring basis as of June 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$45,074	$45,074
Interest rate swaps	—	4,299	—	4,299
Total	$—	$4,299	$45,074	$49,373

        The Company values contingent consideration using models that include significant unobservable Level 3 inputs, such as projected market performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payments. Interest rate swaps are measured at fair value using a market approach valuation technique. The valuation is based on an estimate of the net present value of the expected cash flows using relevant mid-market observable data inputs and based on the assumption of no unusual market conditions or forced liquidation.

        Changes in Level 3 financial liabilities measured on a recurring basis are as follows (in thousands):

Contingent Consideration
Balance at December 31, 2019	$—
Initial estimate of Care Innovations contingent consideration	44,500
Change in fair value recognized in transaction-related costs	574
Balance at June 30, 2020	$45,074

        The $45.1 million balance at June 30, 2020, which was valued using a Monte Carlo simulation, relates to the earn-out payments to Care Innovations and is based on the achievement of certain financial targets. The primary assumptions that impact the earn-out valuation are the projected revenues and adjusted earnings before interest, taxes, depreciation and amortization of the acquired business, which are unobservable inputs into the valuation model. The liability is recorded in accrued expenses and other current liabilities in the consolidated condensed balance sheet. Refer to "Note 3 - Business Combinations" for additional information regarding the Care Innovations acquisition.

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

As of June 30, 2020, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $2,288.5 million and are identified as Level 3 assets. These assets are comprised of goodwill of $1,660.4 million and identifiable intangible assets, net of $628.1 million.

Refer to "Note 9 - Revolving Credit Facilities and Long-Term Debt" for additional information regarding the fair value of long-term debt balances.

(5) Concentration of Credit Risk and Expected Credit Losses

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, and derivatives. As of June 30, 2020, substantially all of the Company’s cash and cash equivalents and derivatives were held in or invested with large financial institutions.

Accounts receivable primarily include amounts due from pharmaceutical and biotechnology companies under credit terms that generally do not extend beyond 90 days. The Company maintains an allowance for expected credit losses resulting from the inability of its customers to make required payments. The Company performs credit reviews of each customer, monitors collections and payments from customers, and determines the allowance based upon historical experience and specific customer collection issues. The Company ages billed accounts receivable and assesses exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance or, to the extent unreserved, to bad debt expense within selling, general and administrative expenses in the consolidated condensed statements of operations.

Accounts receivable and unbilled services from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled services at the respective dates were as follows:

	June 30,	December 31,
	2020	2019
Customer A	10.6%	11.2%
Customer B	11.2%	15.6%
Customer D	13.5%	*

* Less than 10%

Revenue from individual customers greater than 10% of consolidated revenue in the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer C	*	*	10.3%	*

* Less than 10%

(6) Accounts Receivable, Unbilled Services and Advanced Billings

        Accounts receivable and unbilled services were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable	$567,987	$512,061
Unbilled services	166,558	149,194
Total accounts receivable and unbilled services	734,545	661,255
Less allowance for credit losses	(1,994)	(2,738)
Total accounts receivable and unbilled services, net	$732,551	$658,517

Unbilled services as of June 30, 2020 and December 31, 2019 includes $86.2 million and $76.0 million, respectively, of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. Impairment losses on contract assets were immaterial in the three and six months ended June 30, 2020 and 2019.

Advanced billings were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Advanced billings	$549,381	$505,714

The $43.7 million increase in advanced billings from December 31, 2019 to June 30, 2020 was primarily due to the timing of billings to customers. During the six months ended June 30, 2020 and 2019, the Company recognized revenue of $414.3 million and $363.2 million related to advanced billings recorded as of January 1, 2020 and 2019, respectively.

Performance Obligations
Revenue recognized from reimbursable expenses and services completed in prior periods was $9.9 million and $17.6 million for the three and six months ended June 30, 2020, respectively, and $24.0 million and $50.4 million for the three and six months ended June 30, 2019, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $5.3 billion as of June 30, 2020. This amount includes reimbursement revenue. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$11,167	$9,327	$22,334	$18,795
Short-term lease cost	281	772	851	1,308
Variable lease cost	1,684	1,937	3,649	3,621
Lease income	(46)	(44)	(93)	(83)
Net lease cost	$13,086	$11,992	$26,741	$23,641

        Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurements of lease liabilities, all included in operating cash flows	$10,080	$8,683	$21,755	$18,491
Right-of-use assets obtained in exchange for lease obligations	4,484	20,202	15,349	21,048

Other supplemental information related to leases was as follows:

	As of June 30,	As of December 31,
	2020	2019
Weighted average remaining lease term	8.2 years	7.7 years
Weighted average discount rate	4.2%	4.3%

Maturities of operating lease liabilities were as follows as of June 30, 2020 (in thousands):

2020 (remaining)	$22,125
2021	45,086
2022	36,732
2023	29,032
2024	20,112
Thereafter	87,889
Total lease payments	240,976
Less imputed interest	(36,204)
Total	$204,772

        As of June 30, 2020, the Company has no material non-cancelable operating leases that have not yet commenced.

(8) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2019	$1,025,897	$476,859	$1,502,756
Acquisition of Care Innovations, Inc.	174,334	—	174,334
Currency translation	(16,660)	—	(16,660)
Balance at June 30, 2020	$1,183,571	$476,859	$1,660,430

There are no accumulated impairment charges as of June 30, 2020 and December 31, 2019.

Goodwill recorded in connection with the acquisition of Care Innovations was assigned to the Clinical Research segment and is not deductible for income tax purposes. The goodwill is attributable to the workforce of Care Innovations and expected synergies with the Company’s existing operations.

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$554,014	$(152,467)	$401,547	$559,768	$(137,728)	$422,040
Trade names (finite-lived)	29,901	(18,104)	11,797	28,536	(16,582)	11,954
Developed technology and other intangibles	74,174	(40,940)	33,234	44,474	(35,654)	8,820
Database	137,100	(73,579)	63,521	137,100	(59,347)	77,753
Total finite-lived intangible assets	795,189	(285,090)	510,099	769,878	(249,311)	520,567
Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$913,199	$(285,090)	$628,109	$887,888	$(249,311)	$638,577

Amortization expense was $19.0 million and $38.2 million for the three and six months ended June 30, 2020, respectively, and $17.2 million and $34.3 million for the three and six months ended June 30, 2019, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2020 (remaining)	$37,897
2021	70,435
2022	55,823
2023	43,619
2024	34,431
2025 and thereafter	267,894
Total	$510,099

(9) Revolving Credit Facilities and Long-Term Debt

        The Company had the following debt outstanding as of June 30, 2020 and December 31, 2019 (in thousands):

		Principal amount
	Interest rate as of	June 30,	December 31,
	June 30, 2020	2020	2019	Maturity Date
Senior Secured Credit Facility:
First Lien Term Loan	1.68%	$987,500	$1,000,000	October 2024
Revolver	1.68%	133,800	88,800	October 2024
Accounts receivable financing agreement(1)	2.39%	170,000	170,000	May 2021
Total debt		1,291,300	1,258,800
Less current portion of Revolver(2)		—	(88,800)
Less current portion of long-term debt		(25,000)	(25,000)
Total long-term debt		1,266,300	1,145,000
Less debt issuance costs		(4,330)	(4,822)
Total long-term debt, net		$1,261,970	$1,140,178

(1) The Company has excluded its Accounts Receivable Financing Agreement from current liabilities at June 30, 2020 as the Company has the intent and ability to refinance the obligation on a long-term basis prior to its maturity date of May 31, 2021 as supported by the available capacity under the Revolver.
(2) The Company assesses its ability and intent to repay the outstanding borrowings on the Revolver at the end of each reporting period in order to determine the proper balance sheet classification. Outstanding borrowings on the Revolver that the Company intends to repay in less than 12 months are classified as current.

As of June 30, 2020, the contractual maturities of the Company's debt obligations were as follows (in thousands):

Current maturities of long-term debt:
2020 (remaining)	$12,500
2021	195,000
2022	25,000
2023	25,000
2024 and thereafter	1,033,800
Total	$1,291,300

The Company's primary financing arrangements are its senior secured credit facility (the "Senior Secured Credit Facility"), which consists of a first lien term loan ("First Lien Term Loan") and a revolving credit facility (the "Revolver"), and its Accounts Receivable Financing Agreement.

Senior Secured Credit Facility

The overall capacity of the Senior Secured Credit Facility is $1.75 billion (consisting of a $1.0 billion First Lien Term Loan and a $750.0 million Revolver). As collateral for borrowings under the Senior Secured Credit Facility, the Company granted a pledge on primarily all of its assets, the interests of wholly-owned U.S. restricted subsidiaries, and a portion of the interests of wholly-owned non-U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The Senior Secured Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the Senior Secured Credit Facilities, subject to compliance with applicable law, as of June 30, 2020 and December 31, 2019, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The Senior Secured Credit Facility also contains customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.0% to 2.0%, in the case of LIBOR loans, and 0.0% to 1.0%, in the case of ABR loans. The Company has the option of one-, two-, three- or six-month base interest rates. The credit agreement governing the Senior Secured Credit Facility includes provisions that allow the agreement to be amended to replace the LIBOR rate with a comparable or successor floating rate.

The First Lien Term Loan requires the Company to repay 2.5% of the original aggregate principal amount per annum in equal quarterly installments through September 30, 2024, with the remaining balance due at maturity. There are no voluntary prepayment penalties and prepayment is required upon the issuance of certain debt or asset sales or other events.

The Revolver requires the Company to pay to the lenders a commitment fee for unused commitments of 0.15% to 0.35% based on the Company’s debt-to-EBITDA ratio. Principal amounts are due and payable in full at maturity. In addition, at June 30, 2020 and December 31, 2019, the Company had $5.6 million and $5.4 million, respectively, in letters of credit outstanding, which are secured by the Revolver.

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

As of December 31, 2019, there was $30.0 million of remaining capacity available under the accounts receivable financing agreement. However, as of June 30, 2020, borrowing capacity was limited to $17.7 million due to an increase in the Company's non-U.S. dollar receivables, which are excluded from the calculation of the borrowing base to the extent they exceed 2.5% of the eligible accounts receivable balance.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,287.9 million and $1,255.8 million at June 30, 2020 and December 31, 2019, respectively. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 2 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

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

As of June 30, 2020, the Company has remaining authorization to repurchase up to $200.0 million of its common stock under the Repurchase Program.

(11) Stock-Based Compensation

Stock Option and RSA/RSU Activity

        The 2020 Stock Incentive Plan, or the 2020 Plan, was approved by stockholders at the annual meeting on May 18, 2020. The 2020 Plan allows for the issuance of stock options, stock appreciation rights, restricted shares and restricted stock units, other stock-based awards, and performance compensation awards as permitted by applicable laws. The 2020 Plan authorized the issuance of 2,500,000 shares of common stock plus all shares that remained available under the prior plan on May 18, 2020.

The Company granted 527,740 service-based options and 398,676 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $19.1 million and $38.4 million, respectively, during the six months ended June 30, 2020.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding at December 31, 2019	4,861,606	$72.45	7.5	$188.3
Granted	527,740	103.14
Exercised	(221,743)	47.97
Expired or forfeited	(205,750)	94.62
Outstanding at June 30, 2020	4,961,853	$75.89	7.3	$116.4
Exercisable at June 30, 2020	1,807,363	$45.50	5.3	$95.3

The Company’s RSAs/RSUs activity in 2020 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2019	632,436	$91.07	$70.3
Granted	398,676	96.32
Forfeited	(30,730)	91.91
Vested	(110,187)	63.95
Unvested at June 30, 2020	890,195	$96.75	$86.6

Employee Stock Purchase Plan

In April 2017, the Board approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of any offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, with the administrator of the ESPP having the right to establish different offering periods. The Company recognized stock-based compensation expense of $2.7 million and $2.1 million associated with the ESPP during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there have been 396,775 shares issued and 2,603,225 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct costs	$3,196	$3,167	$7,049	$6,095
Selling, general and administrative	12,649	6,749	24,221	13,068
Total stock-based compensation expense	$15,845	$9,916	$31,270	$19,163

(12) Income Taxes

The Company’s effective income tax rate was 30.5% and 38.3% for the six months ended June 30, 2020 and 2019, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2020 is primarily due to (i) geographic distribution of global pre-tax income (ii) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI, and (iii) state income taxes. The effective tax rate for the six months ended June 30, 2019 included the effect of base erosion anti-abuse tax, or BEAT. No provision for BEAT is included in the effective rate for the six months ended June 30, 2020.

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

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. During the six months ended June 30, 2020, there was no significant change in uncertain tax positions.

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

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
Balance Sheet Classification	Notional amount	Liability	Notional amount	Liability
Accrued expenses and other current liabilities	$625,000	$(4,299)	$625,000	$(2,976)
	$625,000	$(4,299)	$625,000	$(2,976)

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

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2020	2019	2020	2019
Amount of pre-tax loss recognized in other comprehensive income (loss)	$(538)	$(3,977)	$(5,072)	$(5,924)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	(4,217)	(1,247)	(6,876)	(2,416)

The Company expects that $5.7 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

The effect of cash flow hedge accounting on the consolidated condensed statements of operations for the three and six months ended June 30, 2020 and 2019, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense, net	$(11,895)	$(12,491)	$(25,382)	$(24,860)
Loss on cash flow hedging relationships in Subtopic 815-20 (interest contracts):
Loss reclassified from accumulated other comprehensive loss into interest expense, net	(4,217)	(1,247)	(6,876)	(2,416)

(15) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation, Net of Tax	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2019	$(149,342)	$(10,766)	$(160,108)
Other comprehensive loss before reclassifications	(30,974)	(3,643)	(34,617)
Reclassification adjustments	—	4,940	4,940
Balance at June 30, 2020	$(180,316)	$(9,469)	$(189,785)

        Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound (GBP), Canadian dollar (CAD) and Russian ruble (RUB) exchange rates against the U.S. dollar. The U.S. dollar strengthened by 6.5%, 4.6%, and 12.3% versus the GBP, CAD, and RUB, respectively, between December 31, 2019 and June 30, 2020. The movement in the GBP, CAD and RUB contributed to a $18.3 million, $2.1 million, and $3.9 million increase in other comprehensive loss, respectively, during the six months ended June 30, 2020.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	63,168	65,328	63,050	65,261
Effect of dilutive stock options and other awards under share-based compensation programs	1,289	1,435	1,348	1,545
Diluted weighted average common shares outstanding	64,457	66,763	64,398	66,806

Anti-dilutive shares	2,543	2,071	2,441	1,797

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

•Clinical Research Segment: The Clinical Research segment, which primarily serves biopharmaceutical clients, provides outsourced clinical research and clinical trial related services.

•Data Solutions Segment: The Data Solutions segment provides data and analytics, technology solutions and real-world insights and services primarily to the Company’s life science customers.

The Company's chief operating decision-maker uses segment profit as the primary measure of each segment's operating results in order to allocate resources and in assessing the Company's performance. Asset information by segment is not presented, as this measure is not used by the chief operating decision-maker to assess the Company's performance.

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$667,247	$62,644	$729,891	$702,227	$61,082	$763,309

Direct costs (exclusive of depreciation and amortization)	343,241	52,098	395,339	342,119	44,130	386,249
Reimbursable expenses	148,145	122	148,267	161,097	—	161,097
Segment profit	175,861	10,424	186,285	199,011	16,952	215,963
Less expenses not allocated to segments:
Selling, general and administrative expenses			109,980			98,804
Depreciation and amortization expense			32,485			28,591
Loss on disposal of fixed assets, net			194			555
Income from operations			43,626			88,013
Interest expense, net			(11,895)			(12,491)
Foreign currency losses, net			(10,750)			(9,671)
Other income, net			5			8
Income before income taxes			$20,986			$65,859

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$1,393,384	$120,216	$1,513,600	$1,368,857	$116,474	$1,485,331

Direct costs (exclusive of depreciation and amortization)	701,593	97,609	799,202	679,634	84,503	764,137
Reimbursable expenses	324,986	122	325,108	301,716	—	301,716
Segment profit	366,805	22,485	389,290	387,507	31,971	419,478
Less expenses not allocated to segments:
Selling, general and administrative expenses			216,936			195,898
Transaction-related costs			609			—
Depreciation and amortization expense			64,763			56,199
Loss on disposal of fixed assets, net			175			644
Income from operations			106,807			166,737
Interest expense, net			(25,382)			(24,860)
Foreign currency losses, net			(2,908)			(3,544)
Other expense, net			—			(80)
Income before income taxes			$78,517			$138,253

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$442,641	$62,644	$505,285	$458,279	$61,082	$519,361
Other	5,611	—	5,611	12,440	—	12,440
Total Americas	448,252	62,644	510,896	470,719	61,082	531,801
Europe, Africa, and Asia-Pacific
United Kingdom	193,974	—	193,974	188,228	—	188,228
Netherlands	11,044	—	11,044	28,328	—	28,328
Other	13,977	—	13,977	14,952	—	14,952
Total Europe, Africa, and Asia-Pacific	218,995	—	218,995	231,508	—	231,508
Total revenue	$667,247	$62,644	$729,891	$702,227	$61,082	$763,309

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$909,505	$120,216	$1,029,721	$901,248	$116,474	$1,017,722
Other	15,619	—	15,619	25,013	—	25,013
Total Americas	925,124	120,216	1,045,340	926,261	116,474	1,042,735
Europe, Africa, and Asia-Pacific
United Kingdom	393,738	—	393,738	359,465	—	359,465
Netherlands	39,111	—	39,111	52,695	—	52,695
Other	35,411	—	35,411	30,436	—	30,436
Total Europe, Africa, and Asia-Pacific	468,260	—	468,260	442,596	—	442,596
Total revenue	$1,393,384	$120,216	$1,513,600	$1,368,857	$116,474	$1,485,331

(18) Overview of the Impact of the COVID-19 Pandemic

        A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, during the second half of March 2020 and the entire second quarter of 2020, the Company experienced disruptions in its global operations as the COVID-19 virus continued to spread and impact countries in which the Company operates. From mid-March through the end of June, the Company's operations were impacted by the inaccessibility of investigator sites and an inability to screen and enroll patients due to stay at home orders and travel restrictions. The full extent of the COVID-19 outbreak in 2020 and its impact on the Company's operations is uncertain. A prolonged outbreak could continue to interrupt the operations of the Company and its customers and suppliers.

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

        The disruptions caused by COVID-19 did not have a material impact on our financial results to start the year; however, as the global spread of the virus began to accelerate late in the first quarter of 2020, we began to experience an adverse impact to our financial results, which continued through the second quarter of 2020. We believe that we will continue to experience disruptions to our business due to the COVID-19 pandemic through the remainder of 2020 and potentially into 2021.

        As the COVID-19 pandemic continues to evolve rapidly, we cannot at this time accurately predict the effects of these conditions on our operations. Uncertainties remain as to the duration of the pandemic, the geographic location of specific outbreaks, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries. The COVID-19 outbreak has had, and a continuing outbreak or future outbreaks may have, several important impacts on our business:

•Workforce: In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees and we closed the majority of our physical office locations worldwide in March. Although we have begun limited re-openings of some of our offices, most of our workforce is able to work remotely in an effective way.
•Backlog: We have not experienced any material COVID-19 related trial cancellations. Although business development activities began to normalize during the second quarter, the six month period was impacted by COVID-19. Late in the first quarter, we experienced bid-defense meeting postponements due to travel restrictions and delays in study award decision-making. This has had an impact on new business awards in both the Clinical Research and Data Solutions segments, leading to a decrease in gross new business awards in the first half of 2020 compared to the prior year period as disclosed below.
•Clinical Research segment: During March 2020, we began to experience global site closures, including some of our clinic facilities, which has led to a decline in site-based monitoring and the enrollment of patients. We have been able to implement remote monitoring activities through the use of our technology platforms in an effort to mitigate the impact of these site closures. Limitations on travel and business closures recommended by federal, state, and local governments, has and could continue to, among other things, impact our ability to enroll patients in clinical trials, recruit clinical site investigators, and obtain timely approvals from local regulatory authorities.
•Data Solutions segment: Our Data Solutions segment is relatively more insulated from the effects of the virus, due to its high proportion of recurring license revenue. However, businesses in this segment that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences may experience significant disruption.
•Mitigation strategies: In light of the current situation, we have initiated proactive cost management strategies. These include, among other things, hiring restrictions, reductions in third-party costs and certain compensation adjustments. We have also implemented proactive cash conservation initiatives, including delaying some capital expenditures and halting voluntary debt repayments.
•Liquidity position: We believe that we have a strong liquidity position, which includes cash on hand and access to our revolving credit facility. We are currently subject to two debt covenants in our Senior Secured Credit Facility:

	Requirement:	As of June 30, 2020
Total indebtedness to EBITDA	≤ 4.25x	1.95x
Interest expense to EBITDA	≥ 3.00x	10.90x

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

Our gross new business awards for our Clinical Research segment for the six months ended June 30, 2020 and 2019 were $1,478.1 million and $1,528.1 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable expenses.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the six months ended June 30, 2020 and 2019, we had $171.8 million and $192.8 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from period to period. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at June 30, 2020 and 2019 was $4.9 billion and $4.5 billion, respectively.

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

Direct Costs (Exclusive of Depreciation and Amortization)

        For our Clinical Research segment, direct costs consist primarily of labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 97.6% and 96.3% for the six months ended June 30, 2020 and 2019, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 2.9% and 3.1% of the Clinical Research segment's total direct costs for the six months ended June 30, 2020 and 2019, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 2.4% and 3.7% for the six months ended June 30, 2020 and 2019, respectively.

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

        For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 76.8% and 72.8% for the six months ended June 30, 2020 and 2019, respectively. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 18.2% and 20.3% of the Data Solutions segment's total direct costs for the six months ended June 30, 2020 and 2019, respectively. Our remaining direct costs are items such as travel, meals, and supplies and were 5.0% and 6.9% of the Data Solutions segment's total direct costs for the six months ended June 30, 2020 and 2019, respectively.

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

Income Taxes

        Because we conduct operations on a global basis, our effective tax rate has depended and will continue to depend upon the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions. Our effective tax rate is also impacted by tax credits and the establishment or release of deferred tax asset valuation allowances and tax reserves, as well as significant non-deductible items such as portions of transaction-related costs.

In addition, our effective income tax rate is influenced by U.S. tax law which has been substantially modified by the U.S. Tax Cuts and Jobs Act of 2017, or the Act. The following provisions of the Act could have an adverse effect on our tax rate:
•global intangible low-taxed income, or GILTI;
•limitations on the U.S. deductions for net business interest;
•base erosion anti-abuse provisions, or BEAT; and
•performance-based compensation subject to $1 million limit.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. dollars per:
Euro	1.10	1.12	1.10	1.13
British pound	1.24	1.28	1.26	1.29

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019
(in thousands)
Revenue	$729,891	$763,309
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	395,339	386,249
Reimbursable expenses	148,267	161,097
Selling, general and administrative expenses	109,980	98,804
Depreciation and amortization expense	32,485	28,591
Loss on disposal of fixed assets	194	555
Income from operations	43,626	88,013
Interest expense, net	(11,895)	(12,491)
Foreign currency losses, net	(10,750)	(9,671)
Other income, net	5	8
Income before income taxes	20,986	65,859
Provision for income taxes	7,112	24,804
Net income	13,874	41,055
Net loss attributable to noncontrolling interest	—	73
Net income attributable to PRA Health Sciences, Inc.	$13,874	$41,128

Revenue decreased by $33.4 million, or 4.4%, from $763.3 million during the three months ended June 30, 2019 to $729.9 million during the three months ended June 30, 2020. The decrease in revenue was attributable to the impact that the COVID-19 pandemic had on us and the global economy. We saw a decrease in billable hours and volume-related clinical activities, primarily driven by a lack of access to investigator sites and an inability to screen and enroll patients due to stay at home orders and travel restrictions. During the quarter we were also impacted by an unfavorable impact of $4.7 million from foreign currency exchange rate fluctuations.

Direct costs, exclusive of depreciation and amortization, increased by $9.1 million, or 2.4%, from $386.2 million during the three months ended June 30, 2019 to $395.3 million during the three months ended June 30, 2020. Salaries and related benefits in our Clinical Research segment increased $15.5 million due to hiring of billable staff to support our portfolio of studies prior to March 2020, when COVID-19 began to have an adverse impact on our operations. Data costs in our Data Solutions segment increased $9.1 million as we continue to add new sources of data to expand our data offerings. This was offset by a decrease in travel and other project-related costs of $7.2 million and a favorable impact of $7.7 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 54.2% and 50.6% during the three months ended June 30, 2020 and 2019, respectively.

Reimbursable expenses decreased by $12.8 million from $161.1 million during the three months ended June 30, 2019 to $148.3 million during the three months ended June 30, 2020. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $11.2 million, or 11.3%, from $98.8 million during the three months ended June 30, 2019 to $110.0 million during the three months ended June 30, 2020. The increase in selling, general and administrative expenses is primarily related to an increase in salaries and related benefits, including stock-based compensation expense, due to increased headcount and additional office space added prior to March 2020 when COVID-19 began to have an adverse impact on our operations. Selling, general and administrative expenses as a percentage of revenue were 15.1% and 12.9% during the three months ended June 30, 2020 and 2019, respectively.

Depreciation and amortization expense was $32.5 million and $28.6 million during the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense as a percentage of revenue was 4.5% during the three months ended June 30, 2020 and 3.7% during the three months ended June 30, 2019. The increase is due to the amortization of the intangible assets acquired in the acquisition of Care Innovations, Inc. as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Interest expense, net, decreased by $0.6 million, or 4.8%, from $12.5 million during the three months ended June 30, 2019 to $11.9 million during the three months ended June 30, 2020. The decrease is primarily due to a decrease in the weighted average interest rate on the unhedged portion of our debt and was partially offset by an increase in the average outstanding debt balance as compared to the three months ended June 30, 2019.

        Foreign currency losses, net, increased by $1.1 million from $9.7 million during the three months ended June 30, 2019 to $10.8 million during the three months ended June 30, 2020. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended June 30, 2020, foreign currency losses were primarily due to movement of the U.S. dollar versus the British pound, Euro, Canadian dollar and Russian ruble.

Provision for income taxes decreased by $17.7 million from $24.8 million during the three months ended June 30, 2019 to $7.1 million during the three months ended June 30, 2020. The decrease in income tax expense was primarily driven by a decrease in our income before income taxes, which was significantly impacted by the COVID-19 pandemic. Our effective tax rate was 37.7% and 33.9% during the three months ended June 30, 2019 and 2020, respectively. The decrease in the effective tax rate of 3.8% was primarily due to the effect of BEAT included in the provision for the three months ended June 30, 2019 and no provision for BEAT being included in the effective rate for the three months ended June 30, 2020, which reduced the effective tax rate for the quarter.

Consolidated Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019
(in thousands)
Revenue	$1,513,600	$1,485,331
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	799,202	764,137
Reimbursable expenses	325,108	301,716
Selling, general and administrative expenses	216,936	195,898
Transaction-related costs	609	—
Depreciation and amortization expense	64,763	56,199
Loss on disposal of fixed assets	175	644
Income from operations	106,807	166,737
Interest expense, net	(25,382)	(24,860)
Foreign currency losses, net	(2,908)	(3,544)
Other expense, net	—	(80)
Income before income taxes and equity in income of unconsolidated joint ventures	78,517	138,253
Provision for income taxes	23,983	52,942
Net income	54,534	85,311
Net income attributable to noncontrolling interest	—	(99)
Net income attributable to PRA Health Sciences, Inc.	$54,534	$85,212

Revenue increased by $28.3 million or 1.9%, from $1,485.3 million during the six months ended June 30, 2019 to $1,513.6 million during the six months ended June 30, 2020. Revenue for the six months ended June 30, 2020 benefited from an increase in billable hours and volume-related increases in clinical activities, offset by an unfavorable impact of $9.9 million from foreign currency exchange rate fluctuations. For the six months ended June 30, 2020, our revenue growth was impacted by the COVID-19 pandemic. We saw an increase in billable hours during January and February, however, from mid-March through the end of June, our billable hours were impacted by the inaccessibility of investigator sites and an inability to screen and enroll patients due to stay at home orders and travel restrictions. The growth in revenue and the increase in billable hours for the six months ended June 30, 2020 was due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market.

Direct costs, exclusive of depreciation and amortization, increased by $35.1 million, or 4.6%, from $764.1 million during the six months ended June 30, 2019 to $799.2 million during the six months ended June 30, 2020. Salaries and related benefits in our Clinical Research segment increased $43.3 million due to hiring of billable staff to support our portfolio of studies prior to March 2020, when COVID-19 began to have an adverse impact on our operations. Data costs in our Data Solutions segment increased $13.5 million as we continue to add new sources of data to expand our data offerings. These were offset by a decrease in travel and other project-related costs of $8.0 million and a favorable impact of $14.3 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 52.8% and 51.4% during the six months ended June 30, 2020 and 2019, respectively.

Reimbursable expenses increased by $23.4 million from $301.7 million during the six months ended June 30, 2019 to $325.1 million during the six months ended June 30, 2020. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $21.0 million, or 10.7%, from $195.9 million during the six months ended June 30, 2019 to $216.9 million during the six months ended June 30, 2020. The increase in selling, general and administrative expenses is primarily related to an increase in salaries and related benefits, including stock-based compensation expense, due to increased headcount and additional office space added prior to March 2020 when COVID-19 began to have an adverse impact on our operations. Selling, general and administrative expenses as a percentage of revenue were 14.3% and 13.2% during the six months ended June 30, 2020 and 2019, respectively.

Transaction-related costs for the six months ended June 30, 2020, totaling $0.6 million, are primarily related to changes in the fair value of contingent consideration and other expenses incurred in conjunction with the acquisition of Care Innovations, Inc. in January 2020.

Depreciation and amortization expense increased by $8.6 million, or 15.2%, from $56.2 million during the six months ended June 30, 2019 to $64.8 million during the six months ended June 30, 2020. Depreciation and amortization expense as a percentage of revenue was 4.3% during the six months ended June 30, 2020 and 3.8% during the six months ended June 30, 2019. The increase is due to the amortization of the intangible assets acquired in the acquisition of Care Innovations, Inc. as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Interest expense, net, increased by $0.5 million, or 2.1%, from $24.9 million during the six months ended June 30, 2019 to $25.4 million during the six months ended June 30, 2020. The increase is primarily due to an increase in the average outstanding debt balance as compared to the six months ended June 30, 2019 partially offset by a decrease in the weighted average interest rate on the unhedged portion of our debt as compared to the six months ended June 30, 2019.

Foreign currency losses, net, changed by $0.6 million from $3.5 million during the six months ended June 30, 2019 to $2.9 million during the six months ended June 30, 2020. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the six months ended June 30, 2020, foreign currency losses were primarily due to movement of the U.S. dollar versus the British pound, Euro, Canadian dollar and Russian ruble.

Provision for income taxes decreased by $29.0 million from $52.9 million during the six months ended June 30, 2019 to $24.0 million during the six months ended June 30, 2020. Our effective tax rate was 38.3% and 30.5% during the six months ended June 30, 2019 and 2020, respectively. The decrease in the effective tax rate of 7.8% was primarily attributable to the effect of BEAT included in the provision for the six months ended June 30, 2019 and no provision for BEAT being included in the effective rate for the six months ended June 30, 2020, which reduced the effective tax rate for the quarter.

Segment Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Clinical Research

	Three Months Ended June 30,
	2020	2019
(in thousands)
Revenue	$667,247	$702,227
Segment profit	175,861	199,011
Segment profit %	26.4%	28.3%

Revenue decreased by $35.0 million, or 5.0%, from $702.2 million during the three months ended June 30, 2019 to $667.2 million during the three months ended June 30, 2020. The decrease in revenue for the three months ended June 30, 2020 was attributable to the impact that the COVID-19 pandemic had on us and the global economy. We saw a decrease in billable hours and volume-related clinical activities, primarily driven by a lack of access to investigator sites and an inability to screen and enroll patients due to stay at home orders and travel restrictions.

Segment profit decreased by $23.2 million, or 11.6%, from $199.0 million during the three months ended June 30, 2019 to $175.9 million during the three months ended June 30, 2020 primarily due to a decrease in revenue. Segment profit as a percentage of revenue decreased from 28.3% during the three months ended June 30, 2019 to 26.4% for the same period in 2020. Segment profit as a percentage of revenue decreased primarily due to the decrease in revenue as noted above, which was driven by the COVID-19 pandemic.

Data Solutions

	Three Months Ended June 30,
	2020	2019
(in thousands)
Revenue	$62,644	$61,082
Segment profit	10,424	16,952
Segment profit %	16.6%	27.8%

        Revenue increased by $1.6 million, or 2.6%, from $61.1 million during the three months ended June 30, 2019 to $62.6 million during the three months ended June 30, 2020. The increase in revenue was related to an increase in services provided during the quarter. Service in kind revenue was $3.8 million and $3.6 million during the three months ended June 30, 2020 and 2019, respectively.

Segment profit decreased by $6.5 million, or 38.5%, from $17.0 million during the three months ended June 30, 2019 to $10.4 million during the three months ended June 30, 2020 due to an increase in direct costs (exclusive of depreciation and amortization). The increase in direct costs is attributable to higher data costs as we continue to add new sources of data to expand our data offerings. Segment profit as a percentage of revenue decreased from 27.8% during the three months ended June 30, 2019 to 16.6% for the same period in 2020 primarily due to factors noted above.

Segment Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Clinical Research

	Six Months Ended June 30,
	2020	2019
(in thousands)
Revenue	$1,393,384	$1,368,857
Segment profit	366,805	387,507
Segment profit %	26.3%	28.3%

Revenue increased by $24.5 million, or 1.8%, from $1,368.9 million during the six months ended June 30, 2019 to $1,393.4 million during the six months ended June 30, 2020. Revenue for the six months ended June 30, 2020 benefited from an increase of billable hours and volume-related increases in clinical activities. For the six months ended June 30, 2020, our revenue growth was impacted by the COVID-19 pandemic. We saw an increase in billable hours during January and February, however, from mid-March through the end of June, our billable hours were impacted by the inaccessibility of investigator sites and an inability to screen and enroll patients due to stay at home orders and travel restrictions. The growth in revenue and the increase in billable hours for the six months ended June 30, 2020 was due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market.

Segment profit decreased by $20.7 million, or 5.3%, from $387.5 million during the six months ended June 30, 2019 to $366.8 million during the six months ended June 30, 2020 primarily due to an increase in reimbursable expenses. Segment profit as a percentage of revenue decreased from 28.3% during the six months ended June 30, 2019 to 26.3% for the same period in 2020. Segment profit as a percentage of revenue decreased primarily due to the increase in reimbursable expenses and a decrease in revenue from mid-March through the end of June due to the COVID-19 pandemic.

Data Solutions

	Six Months Ended June 30,
	2020	2019
(in thousands)
Revenue	$120,216	$116,474
Segment profit	22,485	31,971
Segment profit %	18.7%	27.4%

        Revenue increased by $3.7 million, or 3.2%, from $116.5 million during the six months ended June 30, 2019 to $120.2 million during the six months ended June 30, 2020. The increase in revenue was related to an increase in the volume of data services provided during the six month period offset by a decrease in the amount of consulting and service in kind services provided during the six month period. Service in kind revenue was $7.1 million and $7.6 million during the six months ended June 30, 2020 and 2019, respectively.

Segment profit decreased by $9.5 million, or 29.7%, from $32.0 million during the six months ended June 30, 2019 to $22.5 million during the six months ended June 30, 2020 due to an increase in direct costs (exclusive of depreciation and amortization). The increase in direct costs is attributable to higher data costs as we continue to add new sources of data to expand our data offerings. Segment profit as a percentage of revenue decreased from 27.4% during the six months ended June 30, 2019 to 18.7% for the same period in 2020 primarily due to the factors noted above.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of June 30, 2020, we had approximately $168.2 million of cash and cash equivalents of which $53.4 million was held by our foreign subsidiaries. Additionally, as of June 30, 2020 our Revolver and Accounts Receivable Financing Agreement provided for $628.3 million of potential borrowings. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks (including the ongoing COVID-19 pandemic), and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $1,496.1 million during the six months ended June 30, 2020, including $211.9 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $1,428.5 million during the six months ended June 30, 2019, including $165.0 million of funds received from customers to pay investigators. The increase in cash collections during the six months ended June 30, 2020 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the six months ended June 30, 2020, net cash provided by operations was $86.5 million compared to $4.8 million used in operations for the same period of 2019. Cash provided by operating activities increased over the prior year primarily due to the inclusion of acquisition related earn-out payments in the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $200.8 million during the six months ended June 30, 2020 compared to $39.6 million for the same period in 2019. The increase in cash outflows is primarily attributable to the acquisition of Care Innovations, Inc.

Cash Flow from Financing Activities

Net cash provided by financing activities was $50.6 million during the six months ended June 30, 2020 compared to $40.6 million for the same period in 2019. The increase in cash inflows is primarily due to an increase in our net borrowings of approximately $2.5 million as well as an increase in the proceeds from stock issued under our employee stock purchase plan and stock option exercises of approximately $3.8 million compared to the same period in 2019. Additionally, the prior year included a $4.1 million outflow for the acquisition of a non-controlling interest.

Indebtedness

        As of June 30, 2020, we had $1,291.3 million of total indebtedness. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of June 30, 2020, we were in compliance with these covenants.

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

Item 4. Controls and Procedures

As of June 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The information required with respect to this item can be found under “Commitments and Contingencies” in Note 13 to our consolidated condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition, we have identified the following additional risk as of June 30, 2020.

The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition.

        In December 2019, a novel strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China and to cause a severe respiratory illness. Since then, COVID-19 has spread globally, including to numerous countries in which we have ongoing and planned clinical trials. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures.  While these actions vary by locale, we expect them to remain in place for the foreseeable future. For locations in which outbreaks continue to worsen, additional restrictions may be imposed by governing authorities.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 impacts our business and clinical trials depends on future developments that are highly uncertain and cannot be predicted with any degree of confidence, such as the following: the ultimate geographic spread and severity of the disease; the duration of the outbreak or future outbreaks; travel restrictions and the implementation of social distancing in the United States and other countries; business closures or business disruptions; and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and current and future outbreaks. We have experienced disruptions in our business due to the COVID-19 pandemic in the form of delays and difficulties in enrolling patients, the closure of certain clinical sites, and travel restrictions that have impacted our ability to manage our business as efficiently and effectively as we have in the past. We may experience additional disruptions due to the COVID-19 pandemic that could severely impact our business and clinical trials in our Clinical Research segment, including:

•further delays, difficulties or a suspension in enrolling patients in our ongoing and planned clinical trials;
•further delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or local governments; and
•limitations in employee resources that would otherwise be focused on our business and the conduct of our clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, and governmental orders that limit the ability of our employees to leave their homes.

        For our clinical trials that are planned to be conducted at sites in countries that are experiencing heightened impact from COVID-19, in addition to the risks listed above, we may also experience the following adverse impacts:

•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•changes in local regulations as part of a response to the COVID-19 outbreak that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•refusal of the United States Food and Drug Administration to accept data from clinical trials in these affected geographies.

        Our Data Solutions business is relatively more insulated from the effects of the virus due to a high portion of recurring license revenue in this segment. However, businesses in this segment that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences may experience significant disruption.

        We also closed the majority of our physical office locations worldwide in March, requiring most of our workforce in both our Clinical Research and Data Solutions businesses to work remotely. While we have begun limited re-openings of some of our offices, we may have to close those offices once again if an outbreak recurs in the geographic locations of those offices. We are unsure as to how long offices will remain closed in locations where outbreaks continue to occur. While we believe that most of our employees are able to work remotely in an effective way, our operations could be disrupted if key members of our senior management or a significant percentage of our workforce are unable to continue to work because of illness, government directives or otherwise. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.
(b)Not applicable.
(c)Purchases of Equity Securities by the Issuer

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

        No repurchases were made during the three months ended June 30, 2020. As of June 30, 2020, we have remaining authorization to repurchase up to $200.0 million of common stock under the Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	PRA Health Sciences, Inc. 2020 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2020).

10.2
Form of Option Grant Notice and Agreement under the PRA Health Sciences, Inc. 2020 Stock Incentive Plan (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on May 22, 2020).

10.3
Form of Restricted Stock Unit Grant Notice and Agreement under the PRA Health Sciences, Inc. 2020 Stock Incentive Plan (incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K filed on May 22, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in inline XBRL (iXBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30 2020 and 2019, (iv) Consolidated Condensed Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Consolidated Condensed Financial Statements.

104*	Cover page from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted iXBRL and contained in Exhibit 101.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Michael J. Bonello
Michael J. Bonello
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: August 7, 2020