Form 10-Q
period 2020-09-30
PRA Health Sciences, Inc.
filed 2020-11-05
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	64,149,626	shares outstanding as of October 30, 2020

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$336,228	$236,232
Restricted cash	—	38
Accounts receivable and unbilled services, net of allowance for credit losses of $3,236 at September 30, 2020	708,810	658,517
Other current assets	89,261	90,780
Total current assets	1,134,299	985,567
Fixed assets, net	191,798	180,716
Operating lease right-of-use assets	178,514	186,343
Goodwill	1,672,409	1,502,756
Intangible assets, net	613,023	638,577
Other assets	49,171	50,471
Total assets	$3,839,214	$3,544,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$—	$88,800
Current portion of long-term debt	25,000	25,000
Accounts payable	31,873	55,293
Accrued expenses and other current liabilities	324,082	304,799
Current portion of operating lease liabilities	38,627	37,603
Advanced billings	580,158	505,714
Total current liabilities	999,740	1,017,209
Long-term debt, net	1,255,969	1,140,178
Long-term portion of operating lease liabilities	161,309	172,370
Deferred tax liabilities	47,794	78,511
Other long-term liabilities	49,136	46,171
Total liabilities	2,513,948	2,454,439
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 64,100,349 and 63,491,550 at September 30, 2020 and December 31, 2019, respectively	641	635
Additional paid-in capital	1,089,115	1,006,182
Accumulated other comprehensive loss	(153,558)	(160,108)
Retained earnings	389,068	243,282
Total stockholders' equity	1,325,266	1,089,991
Total liabilities and stockholders' equity	$3,839,214	$3,544,430
The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$796,307	$780,691	$2,309,907	$2,266,022
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	412,076	389,304	1,211,278	1,153,441
Reimbursable expenses	156,389	169,965	481,497	471,682
Selling, general and administrative expenses	115,409	95,542	332,346	291,439
Transaction-related costs	(45,074)	572	(44,465)	572
Depreciation and amortization expense	33,315	29,264	98,078	85,462
Loss on disposal of fixed assets, net	32	256	207	900
Income from operations	124,160	95,788	230,966	262,526
Interest expense, net	(10,721)	(12,974)	(36,102)	(37,834)
Loss on modification or extinguishment of debt	—	(1,855)	—	(1,855)
Foreign currency (losses) gains, net	(9,128)	5,408	(12,036)	1,864
Other (expense) income, net	(1)	15	(1)	(66)
Income before income taxes	104,310	86,382	182,827	224,635
Provision for income taxes	13,058	3,375	37,041	56,317
Net income	91,252	83,007	145,786	168,318
Net income attributable to noncontrolling interest	—	—	—	(99)
Net income attributable to PRA Health Sciences, Inc.	$91,252	$83,007	$145,786	$168,219
Net income per share attributable to common stockholders:
Basic	$1.44	$1.28	$2.31	$2.58
Diluted	$1.41	$1.25	$2.26	$2.53
Weighted average common shares outstanding:
Basic	63,447	64,771	63,184	65,096
Diluted	64,874	66,213	64,558	66,607

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$91,252	$83,007	$145,786	$168,318
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax of $(2,581), $2,183, $1,699 and $2,447	33,050	(27,582)	2,076	(26,692)
Unrealized losses on derivative instruments, net of income tax of $(5), $(13), $(1,433) and $(1,624)	(16)	(254)	(3,659)	(4,567)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $1,163, $398, $3,099 and $1,056	3,193	1,213	8,133	2,972
Comprehensive income	127,479	56,384	152,336	140,031
Comprehensive income attributable to noncontrolling interest	—	—	—	(175)
Comprehensive income attributable to PRA Health Sciences, Inc.	$127,479	$56,384	$152,336	$139,856

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

				Accumulated Other Comprehensive Loss (Note 15)	Retained Earnings	Non-controlling Interest
	Common Stock		Additional Paid-in Capital
	Shares	Amount					Total
Balance at December 31, 2019	63,492	$635	$1,006,182	$(160,108)	$243,282	$—	$1,089,991
Exercise of common stock options and stock award distribution	90	1	2,907	—	—	—	2,908
Stock-based compensation	—	—	15,425	—	—	—	15,425
Net income	—	—	—	—	40,660	—	40,660
Issuance of restricted stock for acquisition	44	—	2,585	—	—	—	2,585
Other comprehensive loss, net of tax	—	—	—	(44,152)	—	—	(44,152)
Balance at March 31, 2020	63,626	636	1,027,099	(204,260)	283,942	—	1,107,417
Exercise of common stock options, employee stock plan purchases and other	323	3	15,786	—	—	—	15,789
Stock-based compensation	—	—	15,845	—	—	—	15,845
Net income	—	—	—	—	13,874	—	13,874
Other comprehensive income, net of tax	—	—	—	14,475	—	—	14,475
Balance at June 30, 2020	63,949	639	1,058,730	(189,785)	297,816	—	1,167,400
Exercise of common stock options and stock award distribution	151	2	11,042	—	—	—	11,044
Stock-based compensation	—	—	19,343	—	—	—	19,343
Net income	—	—	—	—	91,252	—	91,252
Other comprehensive income, net of tax	—	—	—	36,227	—	—	36,227
Balance at September 30, 2020	64,100	$641	$1,089,115	$(153,558)	$389,068	$—	$1,325,266

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

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$145,786	$168,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	98,078	85,462
Amortization of debt issuance costs	1,266	1,364
Amortization of terminated interest rate swaps	4,559	4,960
Stock-based compensation expense	50,613	30,407
Change in fair value of acquisition-related contingent consideration	(44,500)	—
Unrealized foreign currency losses (gains), net	17,413	(7,773)
Deferred income tax benefit	(32,067)	(25,408)
Other reconciling items	8,221	792
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, unbilled services and advanced billings	20,890	(104,589)
Other operating assets and liabilities	(3,156)	(4,289)
Payment of acquisition-related contingent consideration	—	(83,249)
Net cash provided by operating activities	267,103	65,995
Cash flows from investing activities:
Purchase of fixed assets	(54,024)	(61,210)
(Cash paid) proceeds received for interest on interest rate swap, net	(6,414)	1,076
Distributions from unconsolidated joint ventures	—	418
Proceeds from the sale of fixed assets	29	26
Acquisition of Care Innovations, Inc., net of cash acquired	(158,824)	—
Net cash used in investing activities	(219,233)	(59,690)
Cash flows from financing activities:
Repurchase and retirement of common stock	—	(300,000)
Borrowings on accounts receivable financing agreement	—	30,000
Borrowings on line of credit	100,000	40,000
Proceeds from issuance of long-term debt	—	300,000
Repayments of line of credit	(55,000)	(40,000)
Repayments of long-term debt	(18,750)	(25,000)
Acquisition of noncontrolling interest	—	(4,138)
Proceeds from stock issued under employee stock purchase plan and stock option exercises	29,741	30,180
Payments for debt issuance costs	(470)	—
Net cash provided by financing activities	55,521	31,042
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	(3,433)	(266)
Change in cash, cash equivalents, and restricted cash	99,958	37,081
Cash, cash equivalents, and restricted cash, beginning of period	236,270	144,709
Cash, cash equivalents, and restricted cash, end of period	$336,228	$181,790

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes". The provisions of ASU 2019-12 include eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for the reporting period beginning after December 15, 2020, and the interim periods therein. The Company is currently assessing the potential impact of ASU 2019-12 on the its consolidated financial statements.

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
Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows (in thousands):

	September 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$336,228	$181,767	$236,232	$144,221
Restricted cash	—	23	38	488
Total cash, cash equivalents, and restricted cash	$336,228	$181,790	$236,270	$144,709

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

The earn-out payment, which is capped at $50.0 million, is contingent on the achievement of two 2020 financial targets. The fair value of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 fair value measurement. During the third quarter of 2020, as a result of changes in market conditions within the earn-out period, the Company determined that the two 2020 financial targets would not be met; therefore the Company released the $45.1 million contingent consideration liability, which is recorded within transaction-related costs in the consolidation condensed statements of operations.

The acquisition of Care Innovations was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The consideration paid was allocated as follows: (i) $33.5 million to definite-lived intangible assets primarily consisting of developed technology with a weighted average amortization period of five years, (ii) $174.1 million to goodwill and (iii) $1.0 million to other net assets. The acquisition costs are included in transaction-related costs in the consolidated condensed statement of operations and were immaterial.

Since the acquisition date, goodwill decreased by $0.2 million, primarily as a result of adjustments to acquired income tax balances. The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to Care Innovations as they did not have a material effect on the Company’s consolidated results.

(4) Fair Value Measurements

The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities that are measured on a recurring basis as of September 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$—	$—
Interest rate swaps	—	1,395	—	1,395
Total	$—	$1,395	$—	$1,395

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

Changes in Level 3 financial liabilities measured on a recurring basis are as follows (in thousands):

Contingent Consideration
Balance at December 31, 2019	$—
Initial estimate of Care Innovations contingent consideration	44,500
Change in fair value recognized in transaction-related costs	(44,500)
Balance at September 30, 2020	$—

The fair value of the Care Innovations earn-out payments as of the acquisition date was $44.5 million, which was valued using a Monte Carlo simulation. It is based on the achievement of certain 2020 financial targets. As the fair value was based on significant inputs not observed in the market, it represented a Level 3 measurement. During the third quarter of 2020, the Company determined that the 2020 financial targets would not be met; therefore the Company released the contingent consideration liability. Specifically, the revenue and earnings before interest, taxes, depreciation, and amortization of the acquired business are expected to be lower than initial forecasts. The initial growth estimates for the service offering were negatively impacted by changes in market conditions, which negatively impacted Care Innovations’ ability to contract and deliver services on new commercial opportunities within the one-year earn-out period. Refer to "Note 3 - Business Combinations" for additional information regarding the Care Innovations acquisition.

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

As of September 30, 2020, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $2,285.4 million and are identified as Level 3 assets. These assets are comprised of goodwill of $1,672.4 million and identifiable intangible assets, net of $613.0 million.

Refer to "Note 9 - Revolving Credit Facilities and Long-Term Debt" for additional information regarding the fair value of long-term debt balances.

(5) Concentration of Credit Risk and Expected Credit Losses

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, and derivatives. As of September 30, 2020, substantially all of the Company’s cash and cash equivalents and derivatives were held in or invested with large financial institutions.

Accounts receivable primarily include amounts due from pharmaceutical and biotechnology companies under credit terms that generally do not extend beyond 90 days. The Company maintains an allowance for expected credit losses resulting from the inability of its customers to make required payments. The Company performs credit reviews of each customer, monitors collections and payments from customers, and determines the allowance based upon historical experience and specific customer collection issues. The Company ages billed accounts receivable and assesses exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance or, to the extent unreserved, to bad debt expense within selling, general and administrative expenses in the consolidated condensed statements of operations. There were no material changes in the provision for credit loss in the nine months ended September 30, 2020.

Accounts receivable and unbilled services from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled services at the respective dates were as follows:

	September 30,	December 31,
	2020	2019
Customer A	11.6%	11.2%
Customer B	10.4%	15.6%
Customer C	11.2%	*

* Less than 10%

There were no individual customers for which revenue was greater than 10% of consolidated revenue in the three and nine months ended September 30, 2020 and 2019.

(6) Accounts Receivable, Unbilled Services and Advanced Billings

Accounts receivable and unbilled services were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable	$537,414	$512,061
Unbilled services	174,632	149,194
Total accounts receivable and unbilled services	712,046	661,255
Less allowance for credit losses	(3,236)	(2,738)
Total accounts receivable and unbilled services, net	$708,810	$658,517

Unbilled services as of September 30, 2020 and December 31, 2019 includes $91.8 million and $76.0 million, respectively, of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. Impairment losses on contract assets were immaterial in the three and nine months ended September 30, 2020 and 2019.

Advanced billings were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Advanced billings	$580,158	$505,714

The $74.4 million increase in advanced billings from December 31, 2019 to September 30, 2020 was primarily due to the timing of billings to customers. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $455.2 million and $398.4 million related to advanced billings recorded as of January 1, 2020 and 2019, respectively.

Performance Obligations
Revenue recognized from reimbursable expenses and services completed in prior periods was $13.3 million and $30.9 million for the three and nine months ended September 30, 2020, respectively, and $14.8 million and $65.2 million for the three and nine months ended September 30, 2019, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $5.5 billion as of September 30, 2020. This amount includes reimbursement revenue. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$11,305	$9,788	$33,639	$28,583
Short-term lease cost	283	725	1,134	2,033
Variable lease cost	1,837	2,175	5,486	5,796
Lease income	(49)	(47)	(142)	(130)
Net lease cost	$13,376	$12,641	$40,117	$36,282

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurements of lease liabilities, all included in operating cash flows	$11,954	$9,772	$33,709	$28,262
Right-of-use assets obtained in exchange for lease obligations	3,568	5,100	18,917	26,148

Other supplemental information related to leases was as follows:

	As of September 30,	As of December 31,
	2020	2019
Weighted average remaining lease term	8.1 years	7.7 years
Weighted average discount rate	4.2%	4.3%

Maturities of operating lease liabilities were as follows as of September 30, 2020 (in thousands):

2020 (remaining)	$9,659
2021	46,342
2022	38,072
2023	30,237
2024	20,731
Thereafter	89,713
Total lease payments	234,754
Less imputed interest	(34,818)
Total	$199,936

As of September 30, 2020, the Company has no material non-cancelable operating leases that have not yet commenced.

(8) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2019	$1,025,897	$476,859	$1,502,756
Acquisition of Care Innovations, Inc.	174,115	—	174,115
Currency translation	(4,462)	—	(4,462)
Balance at September 30, 2020	$1,195,550	$476,859	$1,672,409

There are no accumulated impairment charges as of September 30, 2020 and December 31, 2019.

Goodwill recorded in connection with the acquisition of Care Innovations was assigned to the Clinical Research segment and is not deductible for income tax purposes. The goodwill is attributable to the workforce of Care Innovations and expected synergies with the Company’s existing Product Registration business unit's operations.

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$559,518	$(162,622)	$396,896	$559,768	$(137,728)	$422,040
Trade names (finite-lived)	29,877	(18,860)	11,017	28,536	(16,582)	11,954
Developed technology and other intangibles	74,174	(43,479)	30,695	44,474	(35,654)	8,820
Database	137,100	(80,695)	56,405	137,100	(59,347)	77,753
Total finite-lived intangible assets	800,669	(305,656)	495,013	769,878	(249,311)	520,567
Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$918,679	$(305,656)	$613,023	$887,888	$(249,311)	$638,577

Amortization expense was $19.0 million and $57.2 million for the three and nine months ended September 30, 2020, respectively, and $17.1 million and $51.4 million for the three and nine months ended September 30, 2019, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2020 (remaining)	$19,022
2021	70,718
2022	56,094
2023	43,881
2024	34,686
2025 and thereafter	270,612
Total	$495,013

(9) Revolving Credit Facilities and Long-Term Debt

The Company had the following debt outstanding as of September 30, 2020 and December 31, 2019 (in thousands):

		Principal amount
	Interest rate as of	September 30,	December 31,
	September 30, 2020	2020	2019	Maturity Date
Senior Secured Credit Facility:
First Lien Term Loan	1.66%	$981,250	$1,000,000	October 2024
Revolver	1.66%	133,800	88,800	October 2024
Accounts Receivable Financing Agreement(1)	1.41%	170,000	170,000	May 2021
Total debt		1,285,050	1,258,800
Less current portion of Revolver(2)		—	(88,800)
Less current portion of long-term debt		(25,000)	(25,000)
Total long-term debt		1,260,050	1,145,000
Less debt issuance costs		(4,081)	(4,822)
Total long-term debt, net		$1,255,969	$1,140,178

(1) The Company has excluded its Accounts Receivable Financing Agreement from current liabilities at September 30, 2020 as the Company has the intent and ability to refinance the obligation on a long-term basis prior to its maturity date of May 31, 2021 as supported by the available capacity under the Revolver.
(2) The Company assesses its ability and intent to repay the outstanding borrowings on the Revolver at the end of each reporting period in order to determine the proper balance sheet classification. Outstanding borrowings on the Revolver that the Company intends to repay in less than 12 months are classified as current.

As of September 30, 2020, the contractual maturities of the Company's debt obligations were as follows (in thousands):

Current maturities of long-term debt:
2020 (remaining)	$6,250
2021	195,000
2022	25,000
2023	25,000
2024 and thereafter	1,033,800
Total	$1,285,050

The Company's primary financing arrangements are its senior secured credit facility (the "Senior Secured Credit Facility"), which consists of a first lien term loan ("First Lien Term Loan") and a revolving credit facility (the "Revolver"), and its Accounts Receivable Financing Agreement.

Senior Secured Credit Facility

The overall capacity of the Senior Secured Credit Facility is $1.75 billion (consisting of a $1.0 billion First Lien Term Loan and a $750.0 million Revolver). As collateral for borrowings under the Senior Secured Credit Facility, the Company granted a pledge on primarily all of its assets, the interests of wholly-owned U.S. restricted subsidiaries, and a portion of the interests of wholly-owned non-U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The Senior Secured Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the Senior Secured Credit Facilities, subject to compliance with applicable law, as of September 30, 2020 and December 31, 2019, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The Senior Secured Credit Facility also contains customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.0% to 2.0%, in the case of LIBOR loans, and 0.0% to 1.0%, in the case of ABR loans. The Company has the option of one-, two-, three- or six-month base interest rates. The credit agreement governing the Senior Secured Credit Facility includes provisions that allow the agreement to be amended to replace the LIBOR rate with a comparable or successor floating rate.

The First Lien Term Loan requires the Company to repay 2.5% of the original aggregate principal amount per annum in equal quarterly installments through September 30, 2024, with the remaining balance due at maturity. There are no voluntary prepayment penalties and prepayment is required upon the issuance of certain debt or asset sales or other events.

The Revolver requires the Company to pay to the lenders a commitment fee for unused commitments of 0.15% to 0.35% based on the Company’s debt-to-EBITDA ratio. Principal amounts are due and payable in full at maturity. In addition, at September 30, 2020 and December 31, 2019, the Company had $5.8 million and $5.4 million, respectively, in letters of credit outstanding, which are secured by the Revolver.

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

At September 30, 2020 and December 31, 2019, there was $30.0 million of remaining capacity available under the Accounts Receivable Financing Agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,281.7 million and $1,255.8 million at September 30, 2020 and December 31, 2019, respectively. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 2 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

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

As of September 30, 2020, the Company has remaining authorization to repurchase up to $200.0 million of its common stock under the Repurchase Program.

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

The Company granted 528,740 service-based options and 401,095 restricted stock awards and units, or RSAs/RSUs, with a total grant date fair value of $19.2 million and $38.7 million, respectively, during the nine months ended September 30, 2020.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding at December 31, 2019	4,861,606	$72.45	7.5	$188.3
Granted	528,740	103.15
Exercised	(376,904)	57.52
Expired or forfeited	(289,066)	95.76
Outstanding at September 30, 2020	4,724,376	$75.65	7.0	$125.3
Exercisable at September 30, 2020	2,518,446	$58.75	5.9	$108.4

The Company’s RSAs/RSUs activity in 2020 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2019	632,436	$91.07	$70.3
Granted	401,095	96.39
Forfeited	(41,780)	91.46
Vested	(257,787)	81.53
Unvested at September 30, 2020	733,964	$97.31	$74.5

Employee Stock Purchase Plan

In April 2017, the Board approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of any offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last trading day of any offering period. Offering periods under the ESPP will generally be in six month increments, with the administrator of the ESPP having the right to establish different offering periods. The Company recognized stock-based compensation expense of $4.6 million and $3.0 million associated with the ESPP during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there have been 396,775 shares issued and 2,603,225 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct costs	$4,824	$3,685	$11,873	$9,780
Selling, general and administrative	14,519	7,559	38,740	20,627
Total stock-based compensation expense	$19,343	$11,244	$50,613	$30,407

(12) Income Taxes

The Company’s effective income tax rate was 20.3% and 25.1% for the nine months ended September 30, 2020 and 2019, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2020 is primarily due to (i) geographic distribution of global pre-tax income, (ii) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILTI, and (iii) the U.S. inclusion of amounts related to Foreign-Derived Intangible Income. The effective tax rate for the nine months ended September 30, 2020 included the effect of a decrease in the fair value of the earn-out liability related to the stock acquisition of Care Innovations, which was not included in taxable income, but instead decreased the tax basis.

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

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. During the nine months ended September 30, 2020, there was no significant change in uncertain tax positions.

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

The following table presents the notional amounts and fair values (determined using Level 2 inputs) of the Company’s derivatives as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
Balance Sheet Classification	Notional amount	Liability	Notional amount	Liability
Accrued expenses and other current liabilities	$375,000	$(1,395)	$625,000	$(2,976)
	$375,000	$(1,395)	$625,000	$(2,976)

An interest rate swap with a notional amount of $250.0 million matured on September 6, 2020.

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

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2020	2019	2020	2019
Amount of pre-tax loss recognized in other comprehensive income (loss)	$(21)	$(266)	$(5,092)	$(6,190)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	(4,356)	(1,611)	(11,232)	(4,028)

The Company expects that $1.4 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

The effect of cash flow hedge accounting on the consolidated condensed statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense, net	$(10,721)	$(12,974)	$(36,102)	$(37,834)
Loss on cash flow hedging relationships in Subtopic 815-20 (interest contracts):
Loss reclassified from accumulated other comprehensive loss into interest expense, net	(4,356)	(1,611)	(11,232)	(4,028)

(15) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation, Net of Tax	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2019	$(149,342)	$(10,766)	$(160,108)
Other comprehensive income (loss) before reclassifications	2,076	(3,659)	(1,583)
Reclassification adjustments	—	8,133	8,133
Balance at September 30, 2020	$(147,266)	$(6,292)	$(153,558)

    Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound (GBP), Euro (EUR), Canadian dollar (CAD) and Russian ruble (RUB) exchange rates against the U.S. dollar. The U.S. dollar strengthened by 2.4%, 2.6%, and 20.7% versus the GBP, CAD, and RUB, respectively, and weakened by 4.5% versus the EUR, respectively, between December 31, 2019 and September 30, 2020. The movement in the GBP, CAD and RUB contributed to a $5.8 million, $1.1 million, and $7.2 million increase in other comprehensive loss, respectively, which was offset by the movement in the EUR which contributed to a decrease of $17.4 million in other comprehensive loss during the nine months ended September 30, 2020.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	63,447	64,771	63,184	65,096
Effect of dilutive stock options and other awards under share-based compensation programs	1,427	1,442	1,374	1,511
Diluted weighted average common shares outstanding	64,874	66,213	64,558	66,607

Anti-dilutive shares	2,467	2,150	2,450	1,914

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

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$732,126	$64,181	$796,307	$719,005	$61,686	$780,691

Direct costs (exclusive of depreciation and amortization)	364,558	47,518	412,076	342,695	46,609	389,304
Reimbursable expenses	156,382	7	156,389	169,965	—	169,965
Segment profit	211,186	16,656	227,842	206,345	15,077	221,422
Less expenses not allocated to segments:
Selling, general and administrative expenses			115,409			95,542
Transaction-related costs			(45,074)			572
Depreciation and amortization expense			33,315			29,264
Loss on disposal of fixed assets, net			32			256
Income from operations			124,160			95,788
Interest expense, net			(10,721)			(12,974)
Loss on modification or extinguishment of debt			—			(1,855)
Foreign currency (losses) gains, net			(9,128)			5,408
Other (expense) income, net			(1)			15
Income before income taxes			$104,310			$86,382

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$2,125,510	$184,397	$2,309,907	$2,087,863	$178,159	$2,266,022

Direct costs (exclusive of depreciation and amortization)	1,066,150	145,128	1,211,278	1,022,329	131,112	1,153,441
Reimbursable expenses	481,369	128	481,497	471,682	—	471,682
Segment profit	577,991	39,141	617,132	593,852	47,047	640,899
Less expenses not allocated to segments:
Selling, general and administrative expenses			332,346			291,439
Transaction-related costs			(44,465)			572
Depreciation and amortization expense			98,078			85,462
Loss on disposal of fixed assets, net			207			900
Income from operations			230,966			262,526
Interest expense, net			(36,102)			(37,834)
Loss on modification or extinguishment of debt			—			(1,855)
Foreign currency (losses) gains, net			(12,036)			1,864
Other expense, net			(1)			(66)
Income before income taxes			$182,827			$224,635

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$471,460	$64,181	$535,641	$467,096	$61,686	$528,782
Other	5,102	—	5,102	12,255	—	12,255
Total Americas	476,562	64,181	540,743	479,351	61,686	541,037
Europe, Africa, and Asia-Pacific
United Kingdom	213,567	—	213,567	191,994	—	191,994
Netherlands	23,889	—	23,889	30,144	—	30,144
Other	18,108	—	18,108	17,516	—	17,516
Total Europe, Africa, and Asia-Pacific	255,564	—	255,564	239,654	—	239,654
Total revenue	$732,126	$64,181	$796,307	$719,005	$61,686	$780,691

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$1,380,964	$184,397	$1,565,361	$1,368,344	$178,159	$1,546,503
Other	20,721	—	20,721	37,268	—	37,268
Total Americas	1,401,685	184,397	1,586,082	1,405,612	178,159	1,583,771
Europe, Africa, and Asia-Pacific
United Kingdom	607,305	—	607,305	551,460	—	551,460
Netherlands	63,000	—	63,000	82,839	—	82,839
Other	53,520	—	53,520	47,952	—	47,952
Total Europe, Africa, and Asia-Pacific	723,825	—	723,825	682,251	—	682,251
Total revenue	$2,125,510	$184,397	$2,309,907	$2,087,863	$178,159	$2,266,022

(18) Overview of the Impact of the COVID-19 Pandemic

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, during the second half of March 2020 and the entirety of the second and third quarters of 2020, the Company experienced disruptions in its global operations as the COVID-19 virus continued to spread and impact countries in which the Company operates. During the three months ended September 30, 2020, the Company's operations continued to be impacted by limited accessibility to investigator sites and limited ability to screen and enroll patients due to travel restrictions. The full extent of the COVID-19 outbreak in 2020 and its impact on the Company's operations remains uncertain. A prolonged outbreak could continue to interrupt the operations of the Company and its customers and suppliers.

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

The disruptions caused by COVID-19 did not have a material impact on our financial results to start the year; however, as the global spread of the virus began to accelerate late in the first quarter of 2020, we began to experience an adverse impact to our financial results, which continued through the third quarter of 2020. We believe that we will continue to experience disruptions to our business due to the COVID-19 pandemic through the remainder of 2020 and into 2021.

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
•Backlog: We have not experienced any material COVID-19 related trial cancellations. Although business development activities began to normalize during the second and third quarters, the nine month period ended September 30, 2020 was impacted by COVID-19. Late in the first quarter, we experienced bid-defense meeting postponements due to travel restrictions and delays in study award decision-making. This has had an impact on new business awards in both the Clinical Research and Data Solutions segments, leading to lower growth in gross new business awards in the first nine months of 2020 as compared to prior years.
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
•Data Solutions segment: Our Data Solutions segment is relatively more insulated from the effects of the virus, due to its high proportion of recurring license revenue. However, service offerings in this segment that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences may experience significant disruption.
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
•Liquidity position: We believe that we have a strong liquidity position, which includes cash on hand and access to our revolving credit facility. We are currently subject to two debt covenants in our Senior Secured Credit Facility:

	Requirement:	As of September 30, 2020
Total indebtedness to EBITDA	≤ 4.25x	1.61x
Interest expense to EBITDA	≥ 3.00x	11.05x

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

Our gross new business awards for our Clinical Research segment for the nine months ended September 30, 2020 and 2019 were $2,329.9 million and $2,300.3 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable expenses.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the nine months ended September 30, 2020 and 2019, we had $285.6 million and $295.6 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from period to period. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at September 30, 2020 and 2019 was $5.1 billion and $4.6 billion, respectively.

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

Direct Costs (Exclusive of Depreciation and Amortization)

For our Clinical Research segment, direct costs consist primarily of labor-related charges. They include elements such as salaries, benefits and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 97.5% and 96.2% for the nine months ended September 30, 2020 and 2019, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 3.0% and 3.1% of the Clinical Research segment's total direct costs for the nine months ended September 30, 2020 and 2019, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 2.5% and 3.8% for the nine months ended September 30, 2020 and 2019, respectively.

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

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 76.7% and 73.3% for the nine months ended September 30, 2020 and 2019, respectively. Labor-related charges, such as salaries, benefits and incentive compensation for our employees, were 18.3% and 20.0% of the Data Solutions segment's total direct costs for the nine months ended September 30, 2020 and 2019, respectively. Our remaining direct costs are items such as travel, meals, and supplies and were 5.1% and 6.7% of the Data Solutions segment's total direct costs for the nine months ended September 30, 2020 and 2019, respectively.

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

Transaction-related Costs

Transaction-related costs include fees associated with our secondary offerings, costs associated with acquisition related earn-out liabilities or adjustments to the initial fair value estimates, and expenses associated with our acquisitions.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. dollars per:
Euro	1.17	1.11	1.12	1.12
British pound	1.29	1.23	1.27	1.27

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019
(in thousands)
Revenue	$796,307	$780,691
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	412,076	389,304
Reimbursable expenses	156,389	169,965
Selling, general and administrative expenses	115,409	95,542
Transaction-related costs	(45,074)	572
Depreciation and amortization expense	33,315	29,264
Loss on disposal of fixed assets	32	256
Income from operations	124,160	95,788
Interest expense, net	(10,721)	(12,974)
Loss on modification or extinguishment of debt	—	(1,855)
Foreign currency (losses) gains, net	(9,128)	5,408
Other (expense) income, net	(1)	15
Income before income taxes	104,310	86,382
Provision for income taxes	13,058	3,375
Net income	$91,252	$83,007

Revenue increased by $15.6 million, or 2.0%, from $780.7 million during the three months ended September 30, 2019 to $796.3 million during the three months ended September 30, 2020. Revenue for the three months ended September 30, 2020 benefited from an increase in billable hours as well as by a favorable impact of $5.4 million from foreign currency exchange rate fluctuations offset by a decrease in the reimbursable portion of revenue, which were impacted by the continued disruption from the COVID-19 pandemic.

Direct costs, exclusive of depreciation and amortization, increased by $22.8 million, or 5.8%, from $389.3 million during the three months ended September 30, 2019 to $412.1 million during the three months ended September 30, 2020. Salaries and related benefits in our Clinical Research segment increased $24.2 million due to hiring of billable staff to support our portfolio of studies prior to March 2020, when COVID-19 began to have an adverse impact on our operations. Data costs in our Data Solutions segment increased $1.7 million due to increased costs on the renewal of existing contracts and the addition of new sources of data to expand our data offerings. There was an unfavorable impact of $1.3 million from foreign currency exchange rate fluctuations, which was offset by a decrease in travel and other project-related costs of $4.2 million. Direct costs as a percentage of revenue were 51.7% and 49.9% during the three months ended September 30, 2020 and 2019, respectively.

Reimbursable expenses decreased by $13.6 million from $170.0 million during the three months ended September 30, 2019 to $156.4 million during the three months ended September 30, 2020. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $19.9 million, or 20.8%, from $95.5 million during the three months ended September 30, 2019 to $115.4 million during the three months ended September 30, 2020. The increase in selling, general and administrative expenses is primarily related to an increase in salaries and related benefits, including stock-based compensation expense, due to increased headcount and additional office space added prior to March 2020 when COVID-19 began to have an adverse impact on our operations. Selling, general and administrative expenses as a percentage of revenue were 14.5% and 12.2% during the three months ended September 30, 2020 and 2019, respectively.

Transaction-related costs are primarily related to changes in the fair value of contingent consideration and other expenses incurred in conjunction with our recent acquisitions. During the three months ended September 30, 2020, we recorded a $45.1 million reduction in the fair value of the earn-out liability associated with the acquisition of Care Innovations, Inc., or Care Innovations, as it was determined that the two 2020 financial targets would not be met. Specifically, the revenue and earnings before interest, taxes, depreciation, and amortization of the acquired business are expected to be lower than initial forecasts. The initial growth estimates for the service offering were negatively impacted by changes in market conditions, which negatively impacted Care Innovations’ ability to contract and deliver services on new commercial opportunities within the one-year earn-out period.

Depreciation and amortization expense was $33.3 million and $29.3 million during the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense as a percentage of revenue was 4.2% during the three months ended September 30, 2020 and 3.7% during the three months ended September 30, 2019. The increase is due to the amortization of the intangible assets acquired in connection with the acquisition of Care Innovations as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Interest expense, net, decreased by $2.3 million, or 17.4%, from $13.0 million during the three months ended September 30, 2019 to $10.7 million during the three months ended September 30, 2020. The decrease is primarily due to a decrease in the weighted average interest rate on the unhedged portion of our debt and was partially offset by an increase in the average outstanding debt balance as compared to the three months ended September 30, 2019.

Foreign currency (losses) gains, net, changed by $14.5 million from foreign currency gains of $5.4 million during the three months ended September 30, 2019 to foreign currency losses of $9.1 million during the three months ended September 30, 2020. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended September 30, 2020, foreign currency losses were primarily due to movement of the U.S. dollar versus the British pound, Euro, Canadian dollar and Russian ruble.

Provision for income taxes increased by $9.7 million from $3.4 million during the three months ended September 30, 2019 to $13.1 million during the three months ended September 30, 2020. Our effective tax rate was 3.9% and 12.5% during the three months ended September 30, 2019 and 2020, respectively. The comparative increase in income tax expense was primarily driven by the impact of a cumulative reduction in the Company’s BEAT liability for the three months ended September 30, 2019 related to revisions to contractual arrangements which reduced the effective tax rate. For the three months ended September 30, 2020, the annual estimated effective tax rate varied from the U.S. statutory rate of 21% primarily due to (i) geographic distribution of global pre-tax income, (ii) the U.S. inclusion of amounts related to the estimated tax on GILTI, (iii) the U.S. inclusion of amounts related to Foreign-Derived Intangible Income, and (iv) a decrease in the fair value of the earn-out liability related to the stock acquisition of Care Innovations, which was not included in taxable income, but instead decreased the tax basis.

Consolidated Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019
(in thousands)
Revenue	$2,309,907	$2,266,022
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,211,278	1,153,441
Reimbursable expenses	481,497	471,682
Selling, general and administrative expenses	332,346	291,439
Transaction-related costs	(44,465)	572
Depreciation and amortization expense	98,078	85,462
Loss on disposal of fixed assets	207	900
Income from operations	230,966	262,526
Interest expense, net	(36,102)	(37,834)
Loss on modification or extinguishment of debt	—	(1,855)
Foreign currency (losses) gains, net	(12,036)	1,864
Other expense, net	(1)	(66)
Income before income taxes	182,827	224,635
Provision for income taxes	37,041	56,317
Net income	145,786	168,318
Net income attributable to noncontrolling interest	—	(99)
Net income attributable to PRA Health Sciences, Inc.	$145,786	$168,219

Revenue increased by $43.9 million or 1.9%, from $2,266.0 million during the nine months ended September 30, 2019 to $2,309.9 million during the nine months ended September 30, 2020. Revenue for the nine months ended September 30, 2020 benefited from an increase in billable hours and the reimbursable portion of revenue, offset by an unfavorable impact of $4.6 million from foreign currency exchange rate fluctuations. For the nine months ended September 30, 2020, our revenue growth was impacted by the COVID-19 pandemic. Although we saw an increase in billable hours during the nine months ended September 30, 2020, our billable hours, particularly during the second quarter, were impacted by the inaccessibility of investigator sites and an inability to screen and enroll patients due to the continued disruption from the COVID-19 pandemic. The growth in revenue and the increase in billable hours for the nine months ended September 30, 2020 was due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market.

Direct costs, exclusive of depreciation and amortization, increased by $57.8 million, or 5.0%, from $1,153.4 million during the nine months ended September 30, 2019 to $1,211.3 million during the nine months ended September 30, 2020. Salaries and related benefits in our Clinical Research segment increased $67.6 million due to hiring of billable staff to support our portfolio of studies prior to March 2020, when COVID-19 began to have an adverse impact on our operations. Data costs in our Data Solutions segment increased $15.1 million due to increased costs on the renewal of existing contracts and the addition of new sources of data to expand our data offerings. These were offset by a decrease in travel and other project-related costs of $12.1 million and a favorable impact of $12.9 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 52.4% and 50.9% during the nine months ended September 30, 2020 and 2019, respectively.

Reimbursable expenses increased by $9.8 million from $471.7 million during the nine months ended September 30, 2019 to $481.5 million during the nine months ended September 30, 2020. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $40.9 million, or 14.0%, from $291.4 million during the nine months ended September 30, 2019 to $332.3 million during the nine months ended September 30, 2020. The increase in selling, general and administrative expenses is primarily related to an increase in salaries and related benefits, including stock-based compensation expense, due to increased headcount and additional office space added prior to March 2020 when COVID-19 began to have an adverse impact on our operations. Selling, general and administrative expenses as a percentage of revenue were 14.4% and 12.9% during the nine months ended September 30, 2020 and 2019, respectively.

Transaction-related costs are primarily related to changes in the fair value of contingent consideration and other expenses incurred in conjunction with our recent acquisitions. During the nine months ended September 30, 2020, we recorded a $44.5 million reduction in the fair value of the earn-out liability associated with the acquisition of Care Innovations, as it was determined that the two 2020 financial targets would not be met. Specifically, the revenue and earnings before interest, taxes, depreciation, and amortization of the acquired business are expected to be lower than initial forecasts. The initial growth estimates for the service offering were negatively impacted by changes in market conditions, which negatively impacted Care Innovations’ ability to contract and deliver services on new commercial opportunities within the one-year earn-out period.

Depreciation and amortization expense increased by $12.6 million, or 14.8%, from $85.5 million during the nine months ended September 30, 2019 to $98.1 million during the nine months ended September 30, 2020. Depreciation and amortization expense as a percentage of revenue was 4.2% during the nine months ended September 30, 2020 and 3.8% during the nine months ended September 30, 2019. The increase is due to the amortization of the intangible assets acquired in the acquisition of Care Innovations as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Interest expense, net, decreased by $1.7 million, or 4.6%, from $37.8 million during the nine months ended September 30, 2019 to $36.1 million during the nine months ended September 30, 2020. The decrease is primarily due to a decrease in the weighted average interest rate on the unhedged portion of our debt and was partially offset by an increase in the average outstanding debt balance as compared to the nine months ended September 30, 2019.

Foreign currency (losses) gains, net, changed by $13.9 million from foreign currency gains of $1.9 million during the nine months ended September 30, 2019 to foreign currency losses of $12.0 million during the nine months ended September 30, 2020. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the nine months ended September 30, 2020, foreign currency losses were primarily due to movement of the U.S. dollar versus the British pound, Euro, Canadian dollar and Russian ruble.

Provision for income taxes decreased by $19.3 million from $56.3 million during the nine months ended September 30, 2019 to $37.0 million during the nine months ended September 30, 2020. Our effective tax rate was 25.1% and 20.3% during the nine months ended September 30, 2019 and 2020, respectively. The decrease in the effective tax rate of 4.8% was primarily attributable to the effect of a decrease in the fair value of the earn-out liability related to the stock acquisition of Care Innovations, which was not included in taxable income, but instead decreased the tax basis.

Segment Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Clinical Research

	Three Months Ended September 30,
	2020	2019
(in thousands)
Revenue	$732,126	$719,005
Segment profit	211,186	206,345
Segment profit %	28.8%	28.7%

Revenue increased by $13.1 million, or 1.8%, from $719.0 million during the three months ended September 30, 2019 to $732.1 million during the three months ended September 30, 2020. Revenue for the three months ended September 30, 2020 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. We saw a decrease in the reimbursable portion of revenue, primarily driven by a lack of access to investigator sites and an inability to screen and enroll patients due to the continued disruption from the COVID-19 pandemic.

Segment profit increased by $4.8 million, or 2.3%, from $206.3 million during the three months ended September 30, 2019 to $211.2 million during the three months ended September 30, 2020 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 28.7% during the three months ended September 30, 2019 to 28.8% for the same period in 2020.

Data Solutions

	Three Months Ended September 30,
	2020	2019
(in thousands)
Revenue	$64,181	$61,686
Segment profit	16,656	15,077
Segment profit %	26.0%	24.4%

Revenue increased by $2.5 million, or 4.0%, from $61.7 million during the three months ended September 30, 2019 to $64.2 million during the three months ended September 30, 2020. The increase in revenue was related to an increase in services provided during the quarter.

Segment profit increased by $1.6 million, or 10.5%, from $15.1 million during the three months ended September 30, 2019 to $16.7 million during the three months ended September 30, 2020 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 24.4% during the three months ended September 30, 2019 to 26.0% for the same period in 2020 primarily due to factors noted above.

Segment Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Clinical Research

	Nine Months Ended September 30,
	2020	2019
(in thousands)
Revenue	$2,125,510	$2,087,863
Segment profit	577,991	593,852
Segment profit %	27.2%	28.4%

Revenue increased by $37.6 million, or 1.8%, from $2,087.9 million during the nine months ended September 30, 2019 to $2,125.5 million during the nine months ended September 30, 2020. Revenue for the nine months ended September 30, 2020 benefited from an increase of billable hours and the reimbursable portion of revenue. For the nine months ended September 30, 2020, our revenue growth was impacted by the COVID-19 pandemic. Although we saw an increase in billable hours during the nine months ended September 30, 2020, our billable hours, particularly during the second quarter, were impacted by the inaccessibility of investigator sites and an inability to screen and enroll patients due to the continued disruption from the COVID-19 pandemic. The growth in revenue and the increase in billable hours for the nine months ended September 30, 2020 was due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market.

Segment profit decreased by $15.9 million, or 2.7%, from $593.9 million during the nine months ended September 30, 2019 to $578.0 million during the nine months ended September 30, 2020 primarily due to an increase in direct costs (exclusive of depreciation and amortization) and reimbursable expenses. Segment profit as a percentage of revenue decreased from 28.4% during the nine months ended September 30, 2019 to 27.2% for the same period in 2020. Segment profit as a percentage of revenue decreased primarily due to the factors noted above.

Data Solutions

	Nine Months Ended September 30,
	2020	2019
(in thousands)
Revenue	$184,397	$178,159
Segment profit	39,141	47,047
Segment profit %	21.2%	26.4%

Revenue increased by $6.2 million, or 3.5%, from $178.2 million during the nine months ended September 30, 2019 to $184.4 million during the nine months ended September 30, 2020. The increase in revenue was related to an increase in the volume of data services provided during the nine-month period offset by a decrease in the amount of consulting and service in kind services provided during the nine month period.

Segment profit decreased by $7.9 million, or 16.8%, from $47.0 million during the nine months ended September 30, 2019 to $39.1 million during the nine months ended September 30, 2020 due to an increase in direct costs (exclusive of depreciation and amortization). The increase in direct costs is attributable to increased costs on the renewal of existing contracts and the addition of new sources of data to expand our data offerings. Segment profit as a percentage of revenue decreased from 26.4% during the nine months ended September 30, 2019 to 21.2% for the same period in 2020 primarily due to the factors noted above.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. As of September 30, 2020, we had $336.2 million of cash and cash equivalents of which $56.4 million was held by our foreign subsidiaries. Additionally, as of September 30, 2020 our Revolver and Accounts Receivable Financing Agreement provided for $640.4 million of potential borrowings. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks (including the ongoing COVID-19 pandemic), and personal injury, environmental or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $2,363.1 million during the nine months ended September 30, 2020, including $331.8 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $2,195.2 million during the nine months ended September 30, 2019, including $261.5 million of funds received from customers to pay investigators. The increase in cash collections during the nine months ended September 30, 2020 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog, as well as improvements in our days sales outstanding.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the nine months ended September 30, 2020, net cash provided by operations was $267.1 million compared to $66.0 million for the same period in 2019. Cash provided by operating activities increased over the prior year primarily due to improvements in cash flows from working capital changes, driven by an improvement in our days sales outstanding as compared to the prior year. Additionally, the prior year included the impact of an acquisition related earn-out payment.

Cash Flow from Investing Activities

Net cash used in investing activities was $219.2 million during the nine months ended September 30, 2020 compared to $59.7 million for the same period in 2019. The increase in cash outflows is primarily attributable to the acquisition of Care Innovations.

Cash Flow from Financing Activities

Net cash provided by financing activities was $55.5 million during the nine months ended September 30, 2020 compared to $31.0 million for the same period in 2019. During the nine months ended September 30, 2020 our long-term debt balances increased by $26.3 million compared to a $305.0 million increase for the same period in 2019. Additionally, the prior year included a $300.0 million cash outflow for the repurchase and retirement of common stock as well as a $4.1 million outflow for the acquisition of a non-controlling interest.

Indebtedness

As of September 30, 2020, we had $1,285.1 million of total indebtedness. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of September 30, 2020, we were in compliance with these covenants.

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

Item 4. Controls and Procedures

As of September 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 13 to our consolidated condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition, we have identified the following additional risk as of September 30, 2020.

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

Our Data Solutions business is relatively more insulated from the effects of the virus due to a high portion of recurring license revenue in this segment. However, service offerings in this segment that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences may experience significant disruption.

We also closed the majority of our physical office locations worldwide in March, requiring most of our workforce in both our Clinical Research and Data Solutions businesses to work remotely. While we have re-opened many of our offices in some capacity, we may have to close those offices once again if an outbreak recurs in the geographic locations of those offices. We are unsure as to how long offices will remain closed in locations where outbreaks continue to occur. While we believe that most of our employees are able to work remotely in an effective way, our operations could be disrupted if key members of our senior management or a significant percentage of our workforce are unable to continue to work because of illness, government directives or otherwise. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

No repurchases were made during the three months ended September 30, 2020. As of September 30, 2020, we have remaining authorization to repurchase up to $200.0 million of common stock under the Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1
Form of Restricted Stock Grant Notice and Agreement under the PRA Health Sciences, Inc. 2020 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in inline XBRL (iXBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30 2020 and 2019, (iv) Consolidated Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Consolidated Condensed Financial Statements.

104*	Cover page from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted iXBRL and contained in Exhibit 101.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Michael J. Bonello
Michael J. Bonello
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: November 5, 2020