Form 10-K/A
period 2020-12-31
PRA Health Sciences, Inc.
filed 2021-03-30
CIK 1613859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.2 billion based on the closing sale price as reported by the Nasdaq Global Select Market on June 30, 2020.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	64,543,968	shares outstanding as of February 19, 2021

Explanatory Note

PRA Health Sciences, Inc. (“we,” “us,” “our,” the “Company,” or “PRA”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PRA HEALTH SCIENCES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR FISCAL YEAR ENDED December 31, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Company

Our business and affairs are managed under the direction of our board of directors, which currently consists of seven members. Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, designated Class I, Class II and Class III, with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of our directors.

The names of our directors and certain information about them is set forth below. There are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Age	Principal Occupation and Other Information
Colin Shannon	61	On January 1, 2010, Mr. Shannon was named PRA’s President and Chief Executive Officer and as a director of the Company. He is currently the Chairman of our Board. Mr. Shannon joined PRA in 2007, serving first as President and Chief Operating Officer. Prior to joining PRA, he was Executive Vice President, Global Clinical Operations at Pharmaceutical Product Development, Inc. (now known as PPD, Inc.), or PPD. During his 12 year tenure with PPD, he held various leadership roles, including Chief Operating Officer for its European division and Chief Financial and Administration Officer for Europe and the Pacific Rim. Prior to joining PPD, Mr. Shannon had more than 15 years of experience in a variety of financial and accounting positions in the utility and multimedia industries. Mr. Shannon earned his M.B.A. from London’s City University and is a fellow member of the Chartered Association of Certified Accountants.
James C. Momtazee	49	A director of the Company since September 2013 and Lead Director since August 2019, Mr. Momtazee is the Managing Partner of Patient Square Capital, a health care investment firm launched in August 2020. He has served as the Chairman of the Board, Chief Executive Officer, and President of Montes Archimedes Acquisition Corp. since January 2021. Mr. Momtazee was formerly a Member of KKR Management LLC, the general partner of KKR, and Head of the Americas Health Care industry team. He worked a total of 21 years at KKR. He is also currently on the board of directors of BridgeBio Pharma, which he has been on since March 2016, and previously served on the boards of directors of the following publicly traded companies: Jazz Pharmaceuticals plc from 2004 to 2014, HCA Holdings Inc. from 2006 to 2014, and Entellus Medical, Inc. from 2017 to 2018. He holds an A.B. from Stanford University and an M.B.A. from Stanford University Graduate School of Business.
Jeffrey T. Barber	68	A director of the Company since November 2014, Mr. Barber is a Managing Director with Fennebresque & Co., a Charlotte, North Carolina-based investment banking firm, where he focuses on healthcare and technology. Mr. Barber joined Fennebresque & Co. in 2009 after retiring from PricewaterhouseCoopers where he worked for 31 years and served as the Managing Partner of the Raleigh office for 14 years. Mr. Barber previously served on the boards of directors and as chair of the audit committees of Ply Gem Holdings, Inc. from January 2010 through November 2018, SciQuest, Inc. from March 2010 through July 2016 and LipoScience, Inc. from June 2013 through November 2014. He also has served on the Board of Trustees of Blue Cross and Blue Shield of North Carolina since January 2009. Mr. Barber holds a B.S. in Accounting from the University of Kentucky.
Linda S. Grais, M.D.	64	A director of the Company since October 2015, Dr. Grais served as a member of the board of directors of Ocera Therapeutics, Inc. from January 2008 through December 2017 and as President and Chief Executive Officer of Ocera Therapeutics, Inc., a biopharmaceutical company, from June 2012 to December 2017. Prior to her employment by Ocera Therapeutics, Dr. Grais served as a managing member at InterWest Partners, a venture capital firm from May 2005 until February 2011. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company focusing on new treatments for cancer. Prior to that, she was a corporate attorney at Wilson Sonsini Goodrich & Rosati, where she practiced in such areas as venture financings, public offerings and strategic partnerships. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. She currently serves on the boards of directors of Corvus Pharmaceuticals, Inc., Zosano Pharma Corporation, Arca Biopharma, Inc. and Deerfield Healthcare Technology Acquisitions Corporation. She sits on the audit committees of Corvus Pharmaceuticals, Inc., Zosano Pharma Corporation and Arca Biopharma, Inc. and on the compensation committee of Arca Biopharma, Inc. Dr. Grais received a B.A. from Yale University, an M.D. from Yale Medical School and a J.D. from Stanford Law School.

Matthew P. Young	51	A director of the Company since February 2015, Mr. Young has served as Chief Operating Officer and Chief Financial Officer of GRAIL, Inc., a biotechnology company, since October 2019. Mr. Young previously served as Chief Financial Officer of Jazz Pharmaceuticals plc, a biopharmaceutical company, from March 2014 to October 2019. Prior to his appointment as Chief Financial Officer of Jazz Pharmaceuticals, he served as Senior Vice President, Corporate Development beginning in April 2013. He also has served on the board of directors and nominating and corporate governance committee, as well as chairman of the audit committee, of CytomX Therapeutics since November 2015. Prior to joining Jazz Pharmaceuticals, Mr. Young worked in investment banking for approximately 20 years. From February 2009 to April 2013, Mr. Young served as a managing director in global healthcare of Barclays Capital Inc., where his role included acting as the co-head of life sciences. From 2007 to 2008, Mr. Young served as a managing director of Citigroup Global Markets Inc., and from 2003 to 2007 he served as a managing director of Lehman Brothers Inc. From 1992 to 2003, Mr. Young served in various capacities at other investment banking firms. Mr. Young received a B.S. in Economics and an M.B.A. from the Wharton School of the University of Pennsylvania.
Alexander G. Dickinson	59	A director of the Company since August 2017, Dr. Dickinson is the executive chairman of ChromaCode, a private clinical diagnostics company. Previously Dr. Dickinson was the Senior Vice President of Strategic Initiatives at Illumina, Inc., a developer, manufacturer, and marketer of integrated systems for the analysis of genetic variation and biological function, where his responsibilities included working with national governments and large institutions to develop precision medicine programs for healthcare systems. Earlier he led the team that built Illumina’s cloud-based sequencing informatics platform, BaseSpace, now one of the world’s largest genomic databases. Dr. Dickinson joined Illumina in 2010 when the company acquired Helixis, a molecular diagnostics company that he led as Chief Executive Officer after co-founding with Caltech Professor Axel Scherer and Nobel Laureate David Baltimore. Dr. Dickinson was previously the founder and Chief Executive Officer of Luxtera, a leading provider of interconnect products for cloud computing that was acquired by Cisco Systems. He began his career as a researcher at AT&T Bell Labs and has been awarded over 40 patents covering a range of inventions including the camera and fingerprint CMOS chip technologies widely used in today’s smartphones. Dr. Dickinson holds a Ph.D. from the University of Adelaide, Australia, and an MBA from Columbia University in New York.
Glen D. Stettin, M.D.	57	A director of the Company since September 2020, Dr. Stettin is Senior Vice President and Chief Innovation Officer at Express Scripts & Cigna Services, a division of Cigna Corporation, where he heads up research and development, patient and physician experience, product development and management focused on new clinical solutions and data, analysis and platforms as services. Prior to his position at Cigna, Dr. Stettin served as Senior Vice President and Chief Innovation Officer of Express Scripts, which was acquired by Cigna in 2018. Dr. Stettin joined Express Scripts when the company merged with Medco Health Solutions, Inc. in April 2012. During his 17 years at Medco, he served in leadership roles in the clinical, operations, technology and product organizations. Dr. Stettin serves on the board of directors of Medavail Holdings, Inc. and serves as a member of its compensation committee. Dr. Stettin earned his bachelor and medical degrees through Lehigh University and the Medical College of Pennsylvania. He completed his residency in internal medicine at the University of California, San Francisco, where he also served as Medical Chief Resident at Moffitt-Long Hospital, Fellow in cardiology and Robert Wood Johnson Foundation Clinical Scholar at UCSF and Stanford University.

Audit Committee

Our Audit Committee currently consists of Mr. Barber, Dr. Grais and Mr. Young, each of whom has been determined to be “independent” consistent with the rules of the Securities and Exchange Commission (the “SEC”), NASDAQ listing rules applicable to boards of directors in general and audit committees in particular, our Corporate Governance Guidelines and the charter of our Audit Committee. Mr. Barber currently serves as Chairperson of our Audit Committee. Our Board has determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements, including the Company’s balance sheet, statement of operations and cash flow statement, pursuant to the requirements of the rules and regulations of NASDAQ. In addition, our Board has determined that Mr. Barber and Mr. Young qualify as “audit committee financial experts” as defined by applicable SEC regulations. The Board reached its conclusion as to Mr. Barber’s and Mr. Young’s qualification based on, among other things, Mr. Barber’s tenure as a partner at a national public accounting firm and Mr. Young’s experience as a chief financial officer of both a global pharmaceuticals company and a biotechnology company, as well as his tenure in investment banking.

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found on the Corporate Governance page of our Investor Relations website at investor.prahs.com, and include the following:

•	carrying out the responsibilities and duties delegated to it by the Board, including its oversight of our financial reporting policies, our internal controls and our compliance with legal and regulatory requirements applicable to financial statements and accounting and financial reporting processes;

•	selecting our independent registered public accounting firm and reviewing and evaluating its qualifications, performance and independence;

•	reviewing and pre-approving the audit and non-audit services and the payment of compensation to the independent registered public accounting firm;

•	reviewing reports and material written communications between management and the independent registered public accounting firm, including with respect to major issues as to the adequacy of the Company’s internal controls;

•	reviewing the work of our internal audit function; and

•	reviewing and discussing with management and the independent registered public accounting firm our guidelines and policies with respect to risk assessment and risk management.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Audit Committee include reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements and quarterly financial statements prior to inclusion in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or other public dissemination in accordance with applicable rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee currently consists of Dr. Grais, Mr. Momtazee and Mr. Young, each of whom has been determined to be “independent” consistent with the rules of the SEC, NASDAQ listing rules applicable to boards of directors in general and compensation committees in particular, our Corporate Governance Guidelines and the charter of the Compensation Committee. Dr. Grais currently serves as the Chairperson of our Compensation Committee.

The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found on the Corporate Governance page of our Investor Relations website at investor.prahs.com, and include the following:

•	establishing and reviewing the overall compensation philosophy of the Company;

•	reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer and other executive officers’ compensation, including annual performance objectives, if any;

•	evaluating the performance of the Chief Executive Officer in light of these corporate goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving the annual salary, bonus, equity-based incentives and other benefits, direct and indirect, of the Chief Executive Officer;

•	reviewing and approving or making recommendations to the Board on the annual salary, bonus, equity and equity-based incentives and other benefits, direct and indirect, of the other executive officers;

•	considering policies and procedures pertaining to expense accounts of senior executives;

•	reviewing and approving, or making recommendations to the Board of Directors with respect to, incentive compensation plans and equity-based plans that are subject to the approval of the Board of Directors, and overseeing the activities of the individuals responsible for administering those plans;

•	reviewing and approving equity compensation plans of the Company that are not otherwise subject to the approval of the Company’s stockholders;

•	reviewing and making recommendations to the Board of Directors, or approving, all equity-based awards, including pursuant to the Company’s equity-based plans;

•	monitoring compliance by executives with the rules and guidelines of the Company’s equity-based plans; and

•	reviewing and monitoring all employee retirement, profit sharing and benefit plans of the Company.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Compensation Committee include overseeing the preparation of the Compensation Discussion and Analysis for inclusion in our annual proxy statement or Annual Report on Form 10-K in accordance with applicable rules and regulations of the SEC. The charter of the Compensation Committee permits it to delegate any or all of its authority to one or more subcommittees. It also permits the Compensation Committee to delegate to one or more officers of the Company the authority to make awards under the Company’s incentive-compensation or other equity-based plan to any non-Section 16 officer of the Company, subject to compliance with the plan and the laws of the state of the Company’s incorporation.

The Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable. In accordance with this authority, the Compensation Committee engaged the services of Pearl Meyer & Partners, LLC (“Pearl Meyer”) as an independent compensation consultant to provide advice to the Compensation Committee related to the Company’s executive and non-employee director compensation programs.

None of the Company’s management participated in the Compensation Committee’s decision to retain Pearl Meyer. Pearl Meyer reports directly to the Compensation Committee and the Compensation Committee may replace Pearl Meyer or hire additional consultants at any time. Pearl Meyer attends meetings of the Compensation Committee, as requested, and communicates with the Compensation Committee Chairperson between meetings; however, the Compensation Committee makes all decisions regarding the compensation of the Company’s executive officers.

Pearl Meyer provides various executive compensation services to the Compensation Committee with respect to the Company’s executive officers and other key employees pursuant to a written consulting agreement with the Compensation Committee. The services Pearl Meyer provides under the agreement include advising the Compensation Committee on the principal aspects of the Company’s executive compensation program and evolving best practices, and providing market information and analysis regarding the competitiveness of the Company’s program design and the Company’s award values in relation to its performance.

The Compensation Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent under the rules of the SEC and NASDAQ in providing executive compensation consulting services. The Compensation Committee conducted a review of its relationship with Pearl Meyer in March 2021 and determined that Pearl Meyer’s work for the Compensation Committee had not raised any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act and by the SEC and NASDAQ.

Nominating Committee

Our Nominating Committee currently consists of Mr. Dickinson and Dr. Grais, each of whom has been determined to be “independent” consistent with the rules of the SEC, NASDAQ listing rules, our Corporate Governance Guidelines and the charter of the Nominating Committee. Mr. Dickinson currently serves as the Chairperson of our Nominating Committee.

The duties and responsibilities of the Nominating Committee are set forth in its charter, which may be found on the Corporate Governance page of our Investor Relations website at investor.prahs.com, and include the following:

•	establishing criteria for the selection of new directors;

•	identifying and recommending to the Board individuals to be nominated as directors;

•	evaluating candidates for nomination to the Board, including those recommended by stockholders;

•	conducting all necessary and appropriate inquiries into the backgrounds and qualifications of possible director candidates;

•	considering questions of independence and possible conflicts of interest of members of the Board and executive officers;

•	reviewing and recommending the composition and size of the Board;

•	recommending members of the Board to serve on the committees of the Board and to serve as chairpersons of such committees; and

•	periodically reviewing the charter, composition and performance of each committee of the Board and making recommendations to the Board for the creation of additional committees or the elimination of committees of the board.

Executive Officers of the Company

Set forth below is certain information regarding our current executive officers other than Mr. Shannon, whose biographical information is presented under “Directors of the Company”

Name	Age	Principal Occupation and Other Information
Michael J. Bonello	51	Mr. Bonello has served as Executive Vice President and Chief Financial Officer of the Company since May 2018. Mr. Bonello previously served as Senior Vice President, Accounting and Corporate Controller for the Company, after having joined the Company in 2008. Prior to joining the Company, Mr. Bonello held positions with Cree, Inc., where he was Director of Finance/Corporate Controller, and Genworth Financial (formerly GE Mortgage Insurance Corporation) where he served as Vice President, Domestic Controller and Global Reporting Leader. Mr. Bonello also served for seven years in the audit practice at PricewaterhouseCoopers LLP. He received a BBA with a concentration in accounting from St. Bonaventure University.
Christopher L. Gaenzle	54

Mr. Gaenzle joined PRA in April 2019 and serves as Executive Vice President, Chief Administrative Officer and General Counsel of the Company. Mr. Gaenzle has a strong background and expertise in leading large, multi-faceted, and global teams through exceptional growth. As Chief Administrative Officer and General Counsel, he oversees human resources, talent acquisition, quality assurance, compliance, and legal, in addition to data privacy and cybersecurity. Mr. Gaenzle previously served as Chief Administrative Officer, General Counsel and Corporate Secretary at Syneos Health, Inc. (previously INC Research, Inc.) from August 2013 to April 2018, and as General Counsel & Corporate Secretary from April 2012 to April 2018. He has also held leadership roles at Pfizer Inc. and Hunton Andrews Kurth LLP, formery Hunton & Williams LLP.

Item 11. Executive Compensation

Compensation Committee Report

The Compensation Committee has discussed and reviewed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2020.

Submitted by the Compensation Committee of the Board of Directors:

Linda S. Grais, M.D., Chairperson
James C. Momtazee
Matthew P. Young

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

Our executive compensation plan is designed to attract and retain individuals with qualifications to manage and lead our Company, as well as to motivate them to contribute to the achievement of our financial goals and ultimately create and grow our equity value. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our named executive officers (the “NEOs”) for 2020 are:

Officer	Title
Colin Shannon	President and Chief Executive Officer (“CEO”)
Michael J. Bonello	Executive Vice President and Chief Financial Officer (“CFO”)
Christopher L. Gaenzle	Executive Vice President, Chief Administrative Officer ("CAO"), and General Counsel

COVID-19 Impact on Business and Compensation

We entered 2020 with a continued focus on sustaining our significant revenue and earnings growth. However, the COVID-19 pandemic had a significant impact on our business, including a significant decrease in clinical activities, lack of access to investigator sites and an inability to screen and enroll patients due to stay at home orders and travel restrictions. As a result, we suspended our quarterly and annual earnings guidance for the second quarter, and reinstated revised guidance beginning in the third quarter.

Our early 2020 compensation program and incentive plan targets reflected our initial expectations of continued top and bottom line growth. However, as the impact of COVID-19 on our business became clear, the Compensation Committee took several actions impacting compensation for our NEOs in response, including:

•	Cancelling the previously approved 2020 base salary increases for our NEOs; and

•	Reviewing our initial 2020 Adjusted EPS performance targets for the newly developed Leadership Bonus Plan (LBP), and determining to make 2020 payouts on a discretionary basis similar to prior years. Despite achieving actual Adjusted EPS results above the target of our newly reset guidance, the Compensation Committee approved 2020 payouts that were 81.5% of target levels for our NEOs.

Executive Compensation Objectives and Philosophy

Our primary executive compensation objectives are to:

•	attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy, who engage in a collaborative approach and who possess the ability to execute our business strategy in an industry characterized by competitiveness, growth and a challenging business environment;

•	create and maintain our long-term equity value;

•	reward senior management in a manner aligned with our financial performance; and

•	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

To achieve our objectives, we deliver executive compensation through a combination of the following components:

•	base salary;

•	bonuses that are tied to Company financial performance and individual contributions;

•	long-term incentive compensation;

•	broad-based employee benefits;

•	executive medical benefits; and

•	severance benefits.

Our total executive compensation plan is inclusive of base salaries and other benefits and perquisites, including severance benefits, which are designed to attract and retain senior management talent. We also use annual cash incentive compensation and long-term equity incentives to ensure a performance-based delivery of pay that aligns, as closely as possible, the rewards of our NEOs with the long-term interests of our equity-owners while enhancing executive retention.

Compensation Governance and Decision Making Process

Roles of the Compensation Committee, Management and the Compensation Consultant

Role of the Compensation Committee	Role of Management	Role of the Compensation Consultant

•    Determining CEO compensation

•    Review and approval of other officer   compensation

•    Ensuring compensation programs align with   financial objective

•    Oversee alignment to stockholder interest

•    Monitor and mitigate material risk

•   Make recommendations to the Compensation  Committee regarding compensation for  executives (other than themselves

•   Provide insights to the Compensation  Committee regarding compensation programs  and the impact on attraction and retention of  talent

•   Provide external perspectives on executive  compensation practices such as short and   long-term incentive plan design

•   Assist in reviewing executive and  non-employee director compensation program

•   Recommend a compensation peer group to  use in various compensation review

In 2020, Pearl Meyer also provided the Compensation Committee with (1) market data regarding the Company’s short and long-term incentive plans to assist with plan design reviews, particularly with respect to the 2020 Plan, (2) an analysis of pay-for-performance alignment, and (3) a market assessment of compensation levels for our NEOs.

Peer Group

We use a comparator group to assist us in making certain compensation decisions. In August 2020, our compensation consultant, Pearl Meyer, provided a review of our prior year peer group and made recommendations for changes to ensure we were considering including companies of an appropriate size and similarity. Generally, we target to evaluate between 10 and 20 companies that have between one-third to three times our revenue. Other companies may be included that do not meet this criteria if they are directly aligned to our industry. Based on the review, it was determined that the peer group continued to be appropriate given the market. Medidata Solutions, Inc. was removed from our previously disclosed peer group due to merger and acquisition activity. The Compensation Committee approved the following peer group (the “Peer Group”) in based on the review:

Agilent Technologies, Inc.	Cerner Corporation	Laboratory Corporation of America Holdings
Bio-Rad Laboratories, Inc.	Charles River Laboratories International, Inc.	PerkinElmer, Inc.
Bruker Corporation	ICON Public Limited Company	Quest Diagnostics Incorporated
Catalent, Inc.	IQVIA Holdings Inc.	Syneos Health, Inc.

Following is a summary of the revenues, market capitalization and number of employees for the Peer Group companies at the time of the review:

	Revenue(1) ($ in millions)	Market Capitalization(2) ($ in millions)	Total Employees(2)
Peer Group 25th Percentile	$2,815	$8,879	12,825
Peer Group 50th Percentile	$3,804	$13,240	16,700
Peer Group 75th Percentile	$6,200	$18,328	32,300
PRA Health Sciences	$3,128	$6,595	17,500
PRA Health Sciences Percentile Rank	47%	7%	55%

(1)        Reflects trailing 12 months based on information that was publicly-available as of May 29, 2020.

(2)       As of May 29, 2020.

Compensation Practices

When making any compensation decisions, the Compensation Committee also evaluates how those decisions align to our compensation policies and practices.

We do:	We do not:

•    Align pay and performance

•    Ensure that compensation decisions are aligned with shareholder interests

•    Place significant weighting on variable, non-guaranteed compensation

•    Have a clawback policy in place for equity grants

•    Include double-trigger provisions in our change-in-control policy

•    Require a one-year vesting minimum on all equity grants made to executives

•    Permit hedging of our common stock

•    Permit pledging of our common stock unless specifically approved by our legal department

•    Allow repricing of outstanding stock options

•    Offer excessive perquisites

•    Provide supplemental retirement benefits to executives

•    Include excise tax gross-ups in our change-in-control provision

Say-on-Pay

At our annual meeting of stockholders in May 2020, the compensation of our named executive officers reported in our 2020 proxy statement was approved by 95.7% of the votes present in person or represented by proxy and entitled to vote. The Compensation Committee believes this affirms our stockholders’ support of our approach to executive compensation and that significant changes were not warranted. The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for our NEOs. The Company currently intends to hold such votes annually.

Compensation Elements

The following is a discussion and analysis of each component of our executive compensation program. The Compensation Committee reviews each component of our executive compensation program on an annual basis. Multiple resources are considered when making compensation decisions, including but not limited to external market data, Peer Group data, each participating executive’s experience in her or his role with us, and the level of responsibility held by each executive. Generally, total compensation levels at target are aligned to market median for each respective role, which is based on the median compensation of our Peer Group and additional compensation survey data. Historically, these reviews have been completed in July; however, in 2020, the review cycle was moved to February to ensure that compensation changes are made earlier in the start of our fiscal year and in alignment with our talent reviews and performance management processes.

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. We believe that the level of an executive officer’s base salary should reflect such executive’s performance, experience and breadth of responsibilities, salaries for similar positions within our industry and any other factors relevant to that particular job.

Base salaries may be adjusted from time to time based upon the Compensation Committee’s assessment of each executive officer’s individual performance and the Company’s overall budgetary guidelines. In addition, base salaries may be adjusted in connection with promotions or increased responsibilities or to maintain competitiveness within the market.

In February 2020, the Compensation Committee approved salary increases for our NEOs; however, after further review and discussion in April 2020 it was determined that, due to the financial implications of COVID-19, no salary increases would be provided to NEOs for the 2020 fiscal year:

Officer	2019 Salary	2020 Salary
Colin Shannon	$1,100,000	$1,100,000
Michael J. Bonello	$500,000	$500,000
Christopher L. Gaenzle	$525,000	$525,000

Bonuses

Terms and Conditions of Discretionary Annual Bonuses Under the Management Incentive Plan

We maintain the Management Incentive Plan (the “MIP”) pursuant to which we award annual bonuses to our executive officers, including our NEOs, and other employees who are eligible to participate in the MIP. Our Board, together with the Compensation Committee, directly links the amount of the annual cash bonuses we pay to our corporate financial performance for the particular year. For each of the NEOs, their target bonus opportunity was originally set forth in his or her employment agreement, although such targets may be adjusted from time to time by the Compensation Committee. The actual amount of each bonus is determined by the Compensation Committee in its sole discretion and may be higher or lower than the target amount.

In February 2020, target bonus opportunities for the NEOs were reviewed in the context of competitive alignment to market and continuing to ensure that the majority of our executive compensation is variable and performance-based. It was determined, taking into consideration Peer Group data and additional compensation survey data provided by Pearl Meyer, that the bonus targets approved in 2019 continued to be appropriate for the 2020 fiscal year.

Officer	2019 Target Bonus	2020 Target Bonus
Colin Shannon	100% of Salary	100% of Salary
Michael J. Bonello	70% of Salary	70% of Salary
Christopher L. Gaenzle	70% of Salary	70% of Salary

For fiscal year 2020, the Compensation Committee approved a change to our approach for short-term incentive compensation for our NEOs and other senior executive management. The Compensation Committee approved a Leadership Bonus Program (LBP) that was intended to apply to our NEOs and all other executive vice presidents, senior vice presidents and vice presidents. The LBP approved is formulaic in nature, and payouts were to be determined based on Company performance against adjusted earnings per share targets established in early 2020. The original Adjusted EPS targets reflected double-digit increase over 2019, reflecting robust targeted earnings growth. Adjusted EPS is our adjusted net income per share, which is GAAP net income per share, adjusted to exclude stock-based compensation expense, loss (gain) on disposal of fixed assets, loss on modification or extinguishment of debt, foreign currency losses (gains), other non operating expense (income), transaction-related costs, acquisition related costs, severance costs and restructuring charges, lease termination expense, noncash rent adjustment, amounts attributable to noncontrolling interest, amortization of intangible assets, amortization of terminated interest rate swaps, amortization of deferred financing costs, and other charges. The payout percentages that were approved were as follows:

	Attainment vs. Target	Payout under LBP
Maximum	115%	200%
Target	100%	100%
Threshold	90%	25%

However, in the first quarter of 2020, due to the uncertainty of the financial implications of COVID-19, we reset our Adjusted EPS guidance. As such, while it was intended that we would move forward with the newly designed incentive program for 2020 it was determined in August 2020 that we would determine 2020 payments using a discretionary approach similar to prior years. Based on our Adjusted EPS results in comparison to the newly reset guidance, the Committee approved a payout of 81.5% of target for each NEO. This resulted in payouts of $896,500 for Mr. Shannon, $285,250 for Mr. Bonello and $299,513 for Mr. Gaenzle.

Long-Term Incentive Compensation

We believe that the NEO’s long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards to the NEOs are designed to provide long-term incentive opportunities over a period of several years and promote long-term retention of key executives. In 2020, the Company granted our NEOs a combination of stock options and restricted stock units.

Equity Award Grants

For 2020, our annual equity program consisted of a combination of non-qualified stock options and restricted stock units, weighted in equal halves. Under the 2020 program, both non-qualified stock options and restricted stock will vest in equal thirds over three years, assuming continued employment on each of the respective vesting dates.

In February 2020, in connection with the Company’s 2020 annual equity grant program and upon the recommendation of the Compensation Committee, the Board approved the grant of the following equity awards to our NEOs (effective June 1, 2020):

Officer	Non-qualified stock options		Restricted stock units
Colin Shannon	95,340	(1)	31,460	(1)
Michael J. Bonello	25,670	(2)	8,470	(2)
Christopher L. Gaenzle	25,670	(2)	8,470	(2)

(1) Represents a total approved grant of $6.5 million, with 50% of such award consisting of stock options and 50% consisting of restricted stock units.

(2) Represents a total approved grant of $1.75 million, with 50% of such award consisting of stock options and 50% consisting of restricted stock units.

In addition to the awards approved under the annual equity grant program, the Committee approved (effective June 1, 2020) an additional award of 8,000 restricted stock units to Mr. Shannon and 4,000 restricted stock units to Mr. Bonello to recognize their significant contributions to the Company in 2019. These awards vest 50% each year over two years, assuming continued employment on the respective vesting dates. For all such equity grants, the exercise price of the options and number of shares underlying the restricted stock units were based on the closing market price of our common stock on June 1, 2020.

The table below entitled “—Outstanding Equity Awards at 2020 Fiscal Year End” describes the material terms of these awards and other equity awards made in past fiscal years to our NEOs.

Clawback

Pursuant to award agreements issued under the PRA Health Sciences, Inc. 2014 Omnibus Incentive Plan (the “2014 Plan”) and the PRA Health Sciences, Inc. 2018 Stock Incentive Plan (the "2018 Plan"), the Company may recoup and/or cancel any equity-based compensation awarded to a recipient, including our NEOs, under the following circumstances:

•	unauthorized disclosure of confidential or proprietary information;

•	engaging in activity that would be grounds for termination of employment for cause; or

•	breach of any restrictive covenant.

Additionally, under the 2014 Plan, the Company may recoup and/or cancel any equity-based compensation awarded to a recipient that commits fraud or engages in conduct contributing to any financial restatements or irregularities.

Subject to the discretion and approval of the Board of Directors, the Company will, to the extent permitted by law, seek to recover the amount of equity-based compensation paid or payable to a recipient in excess of the amount that would have been paid based on a financial restatement, mistake in calculations or other administrative error.

Broad-Based Employee Benefits

We provide to all our U.S.-based employees, including our NEOs, broad-based benefits that are intended to attract and retain employees while providing them with retirement and health and welfare security. Broad-based employee benefits include:

•	a 401(k) savings plan; and

•	medical, dental, vision, life and accident insurance, disability coverage, dependent care and healthcare flexible spending accounts.

Terms and Conditions of 401(k) Plan

Our U.S. eligible employees, including our NEOs, participate in our 401(k) plan. Enrollment in the 401(k) plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) plan, we match a maximum of 50% of the first 6% of a participant’s salary contributions to the 401(k) plan beginning six months from the participant’s date of hire. Matching contributions vest progressively over an initial five year period, after which all prior and future matching contributions are fully vested. The maximum contribution to the 401(k) plan is 100% of an employee’s annual eligible compensation, subject to regulatory and plan limitations.

Perquisites

We provide our NEOs with modest perquisites consistent with competitive practices. In 2020, the NEOs were eligible for participation in a supplemental executive medical reimbursement plan, which provides reimbursement for medical, dental, vision, prescription and other eligible expenses not covered by our standard insurance plans. Our NEOs also participated in a group life insurance plan for our executives for which we paid for the NEOs’ respective premiums. We also provide our NEOs with access to a group variable universal life and accidental death and dismemberment program that provides coverage to our NEOs at no cost to them through individual policies.

We provide these limited perquisites and personal benefits in order to further our goal of attracting and retaining our executive officers. These benefits and perquisites are reflected in the All Other Compensation column of the “Summary Compensation Table” and the accompanying footnote in accordance with SEC rules.

Severance Arrangements

Our Board believes that severance protections can play a valuable role in attracting and retaining the talent necessary for our long-term success. Severance payments and other termination benefits are an effective way to offer executives financial security to offset the risk of foregoing an opportunity with another company. Consistent with our objective of using severance payments and benefits to attract and retain executives, we generally provide each NEO with amounts and types of severance payments and benefits that we believe will permit us to attract and/or continue to employ the individual NEO.

Under the terms of their employment agreements, each NEO is entitled to severance benefits if his or her employment is terminated without “cause” by the Company or if the NEO resigns with “good reason” (each as defined in the employment agreements). The severance payments are contingent upon the affected executive’s execution of a release and waiver of claims and continued compliance with non-competition, non-solicitation and confidentiality provisions. See the narrative section entitled “Severance Arrangements and Restrictive Covenants” following the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” table for descriptions of these arrangements.

Anti-Hedging Policy

Our policies prohibit the hedging of our common stock by all executives, employees and non-employee directors.

Pledging Policy

Our policies require all executives, employees and non-employee directors to submit requests to pledge our common stock as collateral for a loan to the PRA legal department for review and consideration at least two weeks prior to the execution of the documents evidencing the proposed pledge. Approvals of such pledges will be based on the particular facts and circumstances of each request and PRA is under no obligation to approve any such request.

Employment Agreements

For retention purposes, we have entered into employment agreements with our NEOs. A full description of the material terms of these agreements is presented below in the sections entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards” and “Severance Arrangements and Restrictive Covenants.”

Summary Compensation Table

The following table sets forth all compensation paid to or accrued by our NEOs for services rendered for the fiscal years indicated.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All other Compensation ($)(5)	Total ($)
Colin Shannon	2020	1,100,000	896,500	4,076,218	3,474,190	29,805	9,576,713
President and	2019	1,018,750	—	3,166,020	2,949,960	25,486	7,160,216
Chief Executive Officer	2018	930,000	570,000	3,073,200	3,277,975	26,808	7,877,983
Michael J. Bonello	2020	500,000	285,250	1,288,151	935,415	24,166	3,032,982
Executive Vice President	2019	459,375	—	863,460	793,000	21,160	2,136,995
and Chief Financial Officer	2018	390,000	250,000	1,525,680	2,295,180	20,615	4,481,475
Christopher L. Gaenzle	2020	525,000	299,513	874,951	935,415	29,459	2,664,338
Executive Vice President
Chief Administrative Officer and General Counsel

(1)        Amounts in this column reflect actual salary earned during fiscal year presented.

(2)        Amounts represent discretionary cash bonuses paid to our NEOs pursuant to our MIP in consideration of the services they performed in each of the years presented.

(3)        For 2020, amounts included in this column reflect the aggregate grant date fair value of restricted stock unit awards calculated in accordance with Topic 718. The assumptions applied in determining the fair value of the awards are discussed in Note 13 to our audited consolidated financial statements for the year ended December 31, 2020. See “Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation.”

(4)        For 2020, amounts included in this column reflect the aggregate grant date fair value of option awards calculated in accordance with Topic 718. The assumptions applied in determining the fair value of the awards are discussed in Note 13 to our audited consolidated financial statements for the year ended December 31, 2020. See “Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation.”

(5)        For 2020, amounts represent (i) the value of matching contributions to each NEO’s 401(k) plan account in the amount of $6,083, $6,000 and $8,550 for each of Messrs. Shannon, Bonello and Gaenzle respectively (ii) the premiums paid for the supplemental executive medical reimbursement plan for each NEO in the amount of $6,672 for Mr. Shannon, $10,800 for Mr. Bonello and $11,940 for Mr. Gaenzle (iii) premiums paid for the Executive Life Insurance Plan for each NEO in the amount of $9,000 for Mr. Shannon, $2,134 for Mr. Bonello and $3,317 for Mr. Gaenzle and (iv) disability premiums paid for each NEO in the amount of $8,050 for Mr. Shannon, $5,232 for Mr. Bonello and $5,652 for Mr. Gaenzle.

Grants of Plan-Based Awards in 2020

The following table sets forth information regarding the grants of plan-based awards to our NEOs in 2020.

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Colin Shannon	6/1/20	2/14/20	31,460	(1)	—		—	3,249,818	(2)
	6/1/20	2/14/20	—		95,340	(1)	103.30	3,474,190	(2)
	6/1/20	2/14/20	8,000	(1)	—		—	826,400	(2)
Michael J. Bonello	6/1/20	2/14/20	8,470	(1)	—		—	874,951	(2)
	6/1/20	2/14/20	—		25,670	(1)	103.30	935,415	(2)
	6/1/20	2/14/20	4,000	(1)	—		—	413,200	(2)
Christopher L. Gaenzle	6/1/20	2/14/20	8,470	(1)	—		—	874,951	(2)
	6/1/20	2/14/20	—		25,670	(1)	103.30	935,415	(2)

(1)        Amounts shown reflect grants of stock options and restricted stock units in 2020. For information regarding awards of stock options and restricted stock units made to our NEOs, see “Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation.”

(2)        Reflects the aggregate grant date fair value of equity awards granted in 2020 determined in accordance with Topic 718, utilizing the assumptions discussed in Note 13 to our audited consolidated financial statements for the year ended December 31, 2020.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

This section describes the employment agreements in effect for our NEOs as of the end of fiscal year 2020. Under the terms of their employment agreements, each NEO is entitled to severance benefits following certain terminations of employment. See the narrative section entitled “Severance Arrangements and Restrictive Covenants” following the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” table for descriptions of these arrangements.

Terms and Conditions of Employment Agreement for Colin Shannon

In connection with the expiration of Mr. Shannon’s prior employment agreement, we entered into a new employment agreement with Mr. Shannon, effective as of July 1, 2018 (the “Shannon Agreement”), to continue to serve as our President and CEO and to nominate him for re-election as a member of our Board of Directors during the term of the Shannon Agreement. The Shannon Agreement provided for an initial annual base salary and an initial annual target bonus based upon achievement of specific performance goals and objectives to be established by the Compensation Committee. Mr. Shannon’s base salary is subject to annual review for possible merit increases, as our Compensation Committee deems appropriate.

Terms and Conditions of Employment Agreement for Michael J. Bonello

In connection with his promotion to serve as our Executive Vice President and Chief Financial Officer, we entered into an employment agreement with Mr. Bonello, effective as of May 1, 2018 (the “Bonello Agreement”). The Bonello Agreement provided for an initial annual base salary and an initial annual target bonus based upon achievement of specific performance goals and objectives to be established by the Compensation Committee. Mr. Bonello’s base salary and target bonus are subject to periodic review for possible merit increases, as our Compensation Committee deems appropriate.

Terms and Conditions of Employment Agreement for Christopher Gaenzle

In connection with his hire to serve as our Executive Vice President, Chief Administrative Officer, and General Counsel, we entered into an employment agreement with Mr. Gaenzle, effective as of August 10, 2018 (the “Gaenzle Agreement”). The Gaenzle Agreement provided for an initial annual base salary of $525,000 and an initial annual target bonus of $225,000. Mr. Gaenzle’s base salary and target bonus are subject to periodic review for possible merit increases, as our Compensation Committee deems appropriate.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table sets forth information concerning outstanding equity awards for each of our NEOs at December 31, 2020:

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock or RSUs That Have Not Yet Vested (#)		Market Value of Shares of Restricted Stock or RSUs That Have Not Yet Vested ($) (1)
Colin Shannon	166,036	(2)	—		11.73	12/20/2023	—		—
	298,456	(3)	—		11.73	12/20/2023	—		—
	91,000	(4)	39,000	(5)	75.81	8/29/2027	—		—
	45,000	(6)	45,000	(7)	102.44	8/16/2028	—		—
	—		—		—	—	30,000	(8)	3,763,200
	31,000	(9)	62,000	(10)	95.94	8/13/2029	—		—
	—		—		—	—	16,500	(11)	2,069,760
	—		95,340	(12)	103.30	6/01/2030	—		—
	—		—		—	—	31,460	(13)	3,946,342
	—		—		—	—	8,000	(14)	1,003,520
Michael J. Bonello	14,000	(4)	6,000	(5)	75.81	8/29/2027	—		—
	40,000	(15)	40,000	(16)	81.61	4/26/2028	—		—
	—		—		—	—	6,000	(17)	752,640
	8,334	(9)	16,666	(10)	95.94	8/13/2029	—		—
	—		—		—	—	4,500	(11)	564,480
	—		25,670	(12)	103.30	6/01/2030	—		—
	—		—		—	—	8,470	(13)	1,062,477
	—		—		—	—	4,000	(14)	501,760
Christopher L. Gaenzle	37,500	(18)	37,500	(19)	101.42	8/10/2028	—		—
	—		—		—	—	30,000	(20)	3,763,200
	8,334	(9)	16,666	(10)	95.94	8/13/2029	—		—
	—		—		—	—	4,500	(11)	564,480
	—		25,670	(12)	103.30	6/01/2030	—		—
	—		—		—	—	8,470	(13)	1,062,477

(1)       Calculations are based on the closing price of our common stock on December 31, 2020, the last trading day of 2020 ($125.44), multiplied by the number of outstanding shares.

(2)       These time based option awards were granted on December 20, 2013 and vested 20% (of the total grant) per year on each anniversary of September 23, 2013.

(3)       These performance vesting options were granted on December 20, 2013 and 50% of such options vested on each of March 2, 2016 and November 16, 2016.

(4)       These options were granted on August 29, 2017 and were scheduled to vest 20% (of the total grant amount) on each of the first and second anniversary of the date of grant, and 30% (of the total grant amount) on each of the third and fourth anniversary of the date of grant. The number shown is the portion of the award that had vested as of December 31, 2020.

(5)       Reflects unvested outstanding time vesting options awards that were granted on August 29, 2017 that will vest on the fourth anniversary of the date of grant, subject to the holder continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below.

(6)       These options were granted on August 16, 2018 and were scheduled to vest in equal installments over a four-year period ending on August 16, 2022. The number shown is the portion of the award that had vested as of December 31, 2020.

(7)       These options were granted on August 16, 2018 and were scheduled to vest in equal installments over a four-year period ending in August 16, 2022, subject to Mr. Shannon continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below. The number shown is the portion of the award that had not vested as of December 31, 2020.

(8)       These shares of restricted stock were granted on August 16, 2018 and will cliff vest on the third anniversary of the grant date, subject to Mr. Shannon continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below.

(9)       These options were granted on August 13, 2019 and were scheduled to vest in equal installments over a three-year period ending August 13, 2022. The number shown is the portion of the award that had vested as of December 31, 2020.

(10)     These options were granted on August 13, 2019 and were scheduled to vest in equal installments over a three-year period ending August 13, 2022, subject to the holder continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below. The number shown is the portion of the award that had not vested as of December 31, 2020.

(11)     These shares of restricted stock were granted on August 13, 2019 and were scheduled to vest in equal installments over a two-year period ending August 13, 2021, subject to the holder continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below. The number shown is the portion of the award that had not vested as of December 31, 2020.

(12)     These options were granted on June 1, 2020 and will vest 33% on each of the first, second, and third anniversary of the date of grant, subject to the holder continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below.

(13)      These restricted stock units were granted on June 1, 2020 and will vest 33% on each of the first, second, and third anniversary of the grant date, subject to the holder continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below.

(14)     These restricted stock units were granted on June 1, 2020 and will vest 50% on each anniversary of the grant date, subject to the holder continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below.

(15)     These options were granted on April 26, 2018 and were scheduled to vest in equal installments over a four-year period ending April 26, 2022. The number shown is the portion of the award that had vested as of December 31, 2020.

(16)     These options were granted on April 26, 2018 and were scheduled to vest in equal installments over a four-year period ending April 26, 2022, subject to Mr. Bonello continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below. The number shown is the portion of the award that had not vested as of December 31, 2020.

(17)     These shares of restricted stock were granted on April 26, 2018 and will vest on the third anniversary of the grant date, subject to Mr. Bonello continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below.

(18)     These options were granted on August 10, 2018 and were scheduled to vested in equal installments over a four-year period ending August 10, 2022. The number shown is the portion of the award that had vested as of December 31, 2020.

(19)     These options were granted on August 10, 2018 and were scheduled to vest in equal installments over a four-year period ending August 10, 2022, subject to Mr. Gaenzle continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below. The number shown is the portion of the award that had not vested as of December 31, 2020.

(20)     These shares of restricted stock were granted on August 10, 2018 and will cliff vest on the third anniversary of the grant date, subject to Mr. Gaenzle continuing to provide services to us through such vesting date and subject to certain accelerated vesting provisions, which are described in the “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control” section below.

Option Exercises and Stock Vested in 2020

The following table sets forth information concerning the exercise of stock options and the vesting of restricted stock awards held by our NEOs during 2020:

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(2)
Colin Shannon	—	—	16,500	1,718,475
Michael J. Bonello	—	—	12,000	1,072,680
	—	—	4,500	468,675
	12,636	1,369,616	—	—
	20,736	2,247,575	—	—
Christopher L. Gaenzle	—	—	4,500	468,675

(1)      Value realized on exercise is determined by multiplying the number of stock options by the difference between the exercise price of the option and the closing price of our common stock on the date of exercise.

(2)      Value realized on vesting is determined by multiplying the number of stock awards that vested by the closing price of our common stock on the vesting date.

Pension Benefits

We have no pension benefits for our NEOs.

Nonqualified Deferred Compensation for 2020

We have no nonqualified defined contribution or other nonqualified deferred compensation plans for our NEOs.

Potential Payments to Named Executive Officers Upon Termination of Employment

or Change in Control

The following table describes the potential payments and benefits that would have been payable to our NEOs under existing plans and arrangements assuming a termination of their employment for reasons other than willful misconduct or a voluntary resignation on December 31, 2020.

The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs. These include accrued but unpaid salary and distributions of plan balances under our 401(k) savings plan. The Company has a policy that executive officers cannot carry over any accrued but unused vacation days. Therefore, the following table assumes no payment for a NEO’s unused vacation days since, as of December 31, 2020, any of such NEO’s accrued but unused vacation days would be forfeited. However, if a NEO’s employment was to terminate mid-year, such NEO would be entitled to payment for his or her accrued but unused vacation days as of such date.

Name	Cash Severance Payment ($)(1)	Continuation of Group Health Plans ($)(2)	Value of Accelerated Vesting of Stock Options ($)(3)	Value of Accelerated Vesting of Restricted Stock and Restricted Stock Units ($)(4)	Total ($)
Colin Shannon
Involuntary Termination Without Cause or Voluntary Termination for Good Reason	2,200,000	14,810	—	—	2,214,810
Termination for Death or Disability	—	—	4,071,091	10,782,822	14,853,913
Involuntary Termination Without Cause or Voluntary Termination for Good Reason Following a Change in Control	4,400,000	29,620	6,910,398	10,782,822	22,122,840
Change in Control without Termination	—	—	—	—	—
Michael J. Bonello
Involuntary Termination Without Cause or Voluntary Termination for Good Reason	500,000	21,132	—	—	521,132
Termination for Death or Disability	—	—	1,609,611	2,881,357	4,490,968
Involuntary Termination Without Cause or Voluntary Termination for Good Reason Following a Change in Control	1,000,000	42,264	3,110,961	2,881,357	7,034,582
Change in Control without Termination	—	—	—	—	—
Christopher L. Gaenzle
Involuntary Termination Without Cause or Voluntary Termination for Good Reason	892,500	20,064	—	—	912,564
Termination for Death or Disability	—	—	696,199	5,390,157	6,086,356
Involuntary Termination Without Cause or Voluntary Termination for Good Reason Following a Change in Control	1,785,000	40,128	1,771,323	5,390,157	8,986,608
Change in Control without Termination	—	—	—	—	—

(1) Cash severance payment for an involuntary termination without cause or a voluntary termination for good reason includes the following:

•	Mr. Shannon—the sum of his annual base salary ($1,100,000) plus his target bonus amount for the calendar year immediately preceding the date of the termination of employment ($1,100,000) payable over 12 months; and
•	Mr. Bonello—the sum of his annual base salary ($500,000) plus an amount equal to his actual bonus for the calendar year immediately preceding the date of the termination of employment ($0) payable over 12 months.
•	Mr. Gaenzle—the sum of his annual base salary ($525,000) plus an amount equal to his target bonus for the calendar year immediately preceding the date of the termination of employment ($367,500) payable over 12 months.

Cash severance payment for an involuntary termination without cause or a voluntary termination for good reason following a change in control includes the following:

•	Mr. Shannon—two times the sum of his annual base salary ($1,100,000) plus his target bonus amount for the calendar year immediately preceding the date of the termination of employment ($1,100,000) payable in a lump sum cash payment;
•	Mr. Bonello—two times the sum of his annual base salary ($500,000) plus an amount equal to his actual bonus for the calendar year immediately preceding the date of the termination of employment ($0) payable in a lump sum cash payment; and
•	Mr. Gaenzle—two times the sum of his annual base salary ($525,000) plus his target bonus amount for the calendar year immediately preceding the date of the termination of employment ($367,500) payable in a lump sum cash payment.

(2) Reflects the cost of providing the executive officer and his family with continued medical, dental, and other health benefit coverage as enrolled at the time of his termination for a period of (i) twelve months for an involuntary termination without cause or a voluntary termination for good reason, and (ii) 24 months for an involuntary termination without cause or a voluntary termination for good reason following a change in control.

(3) Represents the value of the acceleration of certain unvested time vesting options (as set forth below), valued as the difference between the closing price of Company shares on December 31, 2020 ($125.44) and the exercise price for each such option.

With respect to the options granted to our NEOs, (i) upon a termination for death or disability, the amount that would become vested and exercisable includes that portion of a NEO’s unvested time vesting options that would have become exercisable on the next scheduled vesting date for each option grant after the date of such termination, assuming such NEO had remained employed with the Company through such date and (ii) upon a “qualifying termination” (as defined in the PRA Health Sciences, Inc. 2020 Stock Incentive Plan (the “2020 Plan”) and applicable award agreements), all unvested options will fully vest on the date of termination and remain exercisable for one (1) year.

A “qualifying termination” under the 2020 Plan for purposes of the NEOs’ outstanding equity-based awards generally includes (i) a termination without “cause” (as defined in the applicable NEO’s employment agreement), (ii) a termination by the NEO due to a material diminution in compensation, a material reduction in duties or responsibilities, or a relocation of the NEO’s principal place of employment by more than fifty miles from the current location, or (iii) a termination due to the NEO’s death or disability, in each case that occurs during the three months prior to or the 18 months following a change in control.

(4) Represents the value of the acceleration of unvested shares of restricted stock and unvested restricted stock units (as set forth below), based on the closing price of Company shares on December 31, 2020 ($125.44).

With respect to the shares of restricted stock and restricted stock units granted to our NEOs, upon (i) a termination for death or disability or (ii) a “qualifying termination” (as defined in the 2020 Plan and applicable award agreements), all unvested shares of restricted stock and unvested restricted stock units will fully vest on the date of termination.

Severance Arrangements and Restrictive Covenants

The Shannon Agreement

Pursuant to the Shannon Agreement, in the event Mr. Shannon’s employment is terminated by us without “cause” or by the executive for “good reason” (each as defined below) and Mr. Shannon executes and does not revoke a general release of claims in favor of us, then Mr. Shannon will receive (i) a severance payment equal to the sum of his base salary plus his target bonus amount for the calendar year immediately preceding the date of the termination of employment, payable over 12 months, (ii) 12 months of continued medical, dental and other health benefit coverage with the same employee cost-sharing as is provided to employees generally and (iii) all accrued but unpaid obligations.

In the event Mr. Shannon’s employment is terminated by us without cause or by Mr. Shannon for good reason on or prior to the expiration of the one-year period immediately following a “change in control” (as defined below), then Mr. Shannon will receive in lieu of the severance set forth in the preceding paragraph: (i) a severance payment equal to two times the sum of his base salary plus his target bonus amount for the calendar year immediately preceding the date of the termination of employment, payable in a lump-sum cash payment, (ii) 24 months of continued medical, dental and other health benefit coverage with the same employee cost-sharing as is provided to employees generally and (iii) all accrued but unpaid obligations.

Under the Shannon Agreement, termination payments and benefits will be delivered to Mr. Shannon either in full or to such lesser extent as would result in no portion of such termination payments and benefits being subject to the excise tax imposed by the golden parachute rules of Section 4999 of the Code, whichever of the foregoing amounts, after taking into account all applicable taxes, results in the greatest amount of such termination payments and benefits to Mr. Shannon on an after-tax basis.

In consideration for these benefits, Mr. Shannon is also subject to certain restrictive covenants, including confidential information and non-disparagement covenants, each for the term of his employment with us and thereafter, and covenants not to compete and not to solicit, each for the term of his employment with us and for 12 months following his termination date.

For purposes of the Shannon Agreement, “cause” means the occurrence of the following: (i) a material breach of the Shannon Agreement by Mr. Shannon (where he fails to cure such breach within ten business days after being notified in writing by us of such breach); (ii) Mr. Shannon’s failure (except where due to a physical or mental incapacity) to substantially perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to him; (iii) Mr. Shannon engaging in or causing an act of willful misconduct that has a material adverse impact on our reputation, business, business relationships or financial condition; (iv) Mr. Shannon’s conviction of, or plea of guilty or nolo contendere to, a felony, or any crime involving moral turpitude not involving a traffic offense; and (v) Mr. Shannon’s willful refusal to perform the specific lawful directives of our Board of Directors which are consistent with the scope of his duties and responsibilities under the Shannon Agreement; provided, however, that no action taken by Mr. Shannon in the reasonable, good faith belief that it was in the best interest of the Company shall be treated as a basis for termination of his employment for cause under clause (i) above, and no failure of Mr. Shannon or the Company to achieve performance goals, alone, shall be treated as a basis for termination of his employment for cause under clause (ii) or (v) above.

For purposes of the Shannon Agreement, “good reason” means: (i) any material breach of the Shannon Agreement by us (where we fail to cure such breach within ten business days after being notified in writing by Mr. Shannon of such breach); (ii) the material diminution, without Mr. Shannon’s written consent, of his position, title, authority, duties or responsibilities as indicated in the Shannon Agreement, including the failure to be reelected to the Board, or the appointment of any other person, without Mr. Shannon’s written consent, to perform any material part of such duties, including, without limitation, the failure of Mr. Shannon to have such duties and responsibilities with respect to the acquiring entity following a “change in control”; (iii) the involuntary material relocation of Mr. Shannon’s then current principal place of business to a location more than 50 miles from his current principal place of business; and (iv) the failure by us to obtain the assumption in writing of our obligation to perform under the Shannon Agreement by any successor to all or substantially all of our assets. Mr. Shannon may terminate his employment for good reason by providing us with 30 days’ written notice setting forth in reasonable specificity the event that constitutes good reason, within 90 days of the occurrence of such event. During such 30 days’ notice period, we have the opportunity to cure the event that constitutes good reason, and if not cured within such period, Mr. Shannon’s termination will be effective upon the expiration of such cure period.

For purposes of the Shannon Agreement, “change in control” is defined under the Prior Plan on the date of the change in control or as defined under the Prior Plan on the effective date of the Shannon Agreement, whichever is more favorable to Mr. Shannon

.

The Bonello Agreement

Pursuant to the Bonello Agreement, in the event Mr. Bonello’s employment is terminated by us without “cause” or by the executive for “good reason” (each as defined below) and Mr. Bonello executes and does not revoke a general release of claims in favor of us, then Mr. Bonello will receive (i) a severance payment equal to the sum of his base salary plus an amount equal to his annual bonus for the calendar year immediately preceding the date of the termination of employment, payable over 12 months, (ii) 12 months of continued medical, dental and other health benefit coverage with the same employee cost-sharing as is provided to employees generally and (iii) all accrued but unpaid obligations.

In the event Mr. Bonello’s employment is terminated by us without cause or by Mr. Bonello for good reason on or prior to the expiration of the one-year period immediately following a “change in control” (as defined below), then Mr. Bonello will receive in lieu of the severance set forth in the preceding paragraph: (i) a severance payment equal to two times the sum of his base salary plus an amount equal to his annual bonus for the calendar year immediately preceding the date of the termination of employment, payable in a lump-sum cash payment, (ii) 24 months of continued medical, dental and other health benefit coverage with the same employee cost-sharing as is provided to employees generally and (iii) all accrued but unpaid obligations.

Under the Bonello Agreement, termination payments and benefits will be delivered to Mr. Bonello either in full or to such lesser extent as would result in no portion of such termination payments and benefits being subject to the excise tax imposed by the golden parachute rules of Section 4999 of the Code, whichever of the foregoing amounts, after taking into account all applicable taxes, results in the greatest amount of such termination payments and benefits to Mr. Bonello on an after-tax basis.

In consideration for these benefits, Mr. Bonello is also subject to certain restrictive covenants, including confidential information and non-disparagement covenants, each for the term of his employment with us and thereafter, and covenants not to compete and not to solicit, each for the term of his employment with us and for 12 months following his termination date.

For purposes of the Bonello Agreement, “cause” means the occurrence of the following: (i) a material breach of the Bonello Agreement by Mr. Bonello (where he fails to cure such breach within ten business days after being notified in writing by us of such breach); (ii) Mr. Bonello’s failure (except where due to a physical or mental incapacity) to substantially perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to him; (iii) Mr. Bonello engaging in or causing an act of willful misconduct that has a material adverse impact on our reputation, business, business relationships or financial condition; (iv) Mr. Bonello’s conviction of, or plea of guilty or nolo contendere to, a felony, or any crime involving moral turpitude not involving a traffic offense; and (v) Mr. Bonello’s willful refusal to perform the specific lawful directives of our Board of Directors which are consistent with the scope of his duties and responsibilities under the Bonello Agreement; provided, however, that no action taken by Mr. Bonello in the reasonable, good faith belief that it was in the best interest of the Company shall be treated as a basis for termination of his employment for cause under clause (i) above, and no failure of Mr. Bonello or the Company to achieve performance goals, alone, shall be treated as a basis for termination of his employment for cause under clause (ii) or (v) above.

For purposes of the Bonello Agreement, “good reason” means: (i) any material breach of the Bonello Agreement by us; (ii) the material diminution, without Mr. Bonello’s written consent, of his position, authority, duties or responsibilities as indicated in the Bonello Agreement, or the appointment of any other person, without Mr. Bonello’s written consent, to perform any material part of such duties, including, without limitation, the failure of Mr. Bonello to have such duties and responsibilities with respect to the acquiring entity following a “change in control”; and (iii) the failure by us to obtain the assumption in writing of our obligation to perform under the Bonello Agreement by any successor to all or substantially all of our assets. Mr. Bonello may terminate his employment for good reason by providing us with 30 days’ written notice setting forth in reasonable specificity the event that constitutes good reason, within 90 days of the occurrence of such event. During such 30 days’ notice period, we have the opportunity to cure the event that constitutes good reason, and if not cured within such period, Mr. Bonello’s termination will be effective upon the expiration of such cure period.

For purposes of the Bonello Agreement, “change in control” is defined under the 2014 Plan on the date of the change in control or as defined under the 2014 Plan on the effective date of the Bonello Agreement, whichever is more favorable to Mr. Bonello.

The Gaenzle Agreement

Pursuant to the Gaenzle Agreement, in the event Mr. Gaenzle’s employment is terminated by us without “cause” or by the executive for “good reason” (each as defined below), then Mr. Gaenzle will receive (i) a severance payment equal to the sum of his base salary plus an amount equal to his target annual bonus for the calendar year immediately preceding the date of the termination of employment, payable over 12 months, (ii) 12 months of continued medical, dental and other health benefit coverage with the same employee cost-sharing as is provided to employees generally and (iii) all accrued but unpaid obligations.

In the event Mr. Gaenzle’s employment is terminated by us without cause or by Mr. Gaenzle for good reason on or prior to the expiration of the one-year period immediately following a “change in control” (as defined below), then Mr. Gaenzle will receive in lieu of the severance set forth in the preceding paragraph: (i) a severance payment equal to two times the sum of his base salary plus an amount equal to his target annual bonus for the calendar year immediately preceding the date of the termination of employment, payable in a lump-sum cash payment, (ii) 24 months of continued medical, dental and other health benefit coverage with the same employee cost-sharing as is provided to employees generally and (iii) all accrued but unpaid obligations.

Under the Gaenzle Agreement, termination payments and benefits will be delivered to Mr. Gaenzle either in full or to such lesser extent as would result in no portion of such termination payments and benefits being subject to the excise tax imposed by the golden parachute rules of Section 4999 of the Code, whichever of the foregoing amounts, after taking into account all applicable taxes, results in the greatest amount of such termination payments and benefits to Mr. Gaenzle on an after-tax basis.

In consideration for these benefits, Mr. Gaenzle is also subject to certain restrictive covenants, including confidential information and non-disparagement covenants, each for the term of his employment with us and thereafter, and covenants not to compete and not to solicit, each for the term of his employment with us and for 12 months following his termination date.

For purposes of the Gaenzle Agreement, “cause” means the occurrence of the following: (i) a material breach of the Gaenzle Agreement by Mr. Gaenzle (where he fails to cure such breach within ten business days after being notified in writing by us of such breach); (ii) Mr. Gaenzle’s willful refusal (except where due to a physical or mental incapacity) to substantially perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to him; (iii) Mr. Gaenzle engaging in or causing an act of willful misconduct that has a material adverse impact on our reputation, business, business relationships or financial condition; (iv) Mr. Gaenzle’s conviction of, or plea of guilty or nolo contendere to, a felony, or any crime involving moral turpitude not involving a traffic offense; and (v) Mr. Gaenzle’s willful refusal to perform the specific lawful directives of our Board of Directors which are consistent with the scope of his duties and responsibilities under the Bonello Agreement; provided, however, that no action taken by Mr. Gaenzle in the reasonable, good faith belief that it was in the best interest of the Company shall be treated as a basis for termination of his employment for cause under clause (i) above, and no failure of Mr. Gaenzle or the Company to achieve performance goals, alone, shall be treated as a basis for termination of his employment for cause under clause (ii) or (v) above.

For purposes of the Gaenzle Agreement, “good reason” means: (i) any material breach of the Gaenzle Agreement by us; (ii) the material diminution, without Mr. Gaenzle’s written consent, of his position, authority, duties or responsibilities as indicated in the Gaenzle Agreement, or the appointment of any other person, without Mr. Gaenzle’s written consent, to perform any material part of such duties, including, without limitation, the failure of Mr. Gaenzle to have such duties and responsibilities with respect to the acquiring entity following a “change in control”; (iii) any required relocation of Mr. Gaenzle’s principal place of employment by more than 50 miles; and (iv) the failure by us to obtain the assumption in writing of our obligation to perform under the Gaenzle Agreement by any successor to all or substantially all of our assets. Mr. Gaenzle may terminate his employment for good reason by providing us with 30 days’ written notice setting forth in reasonable specificity the event that constitutes good reason, within 90 days of the occurrence of such event. During such 30 days’ notice period, we have the opportunity to cure the event that constitutes good reason, and if not cured within such period, Mr. Gaenzle’s termination will be effective upon the expiration of such cure period.

For purposes of the Gaenzle Agreement, “change in control” is defined under the 2018 Plan on the date of the change in control or as defined under the 2018 Plan on the effective date of the Gaenzle Agreement, whichever is more favorable to Mr. Gaenzle.

Director Compensation

In June 2018, the Board adopted a non-employee director compensation policy. The objectives of the policy are to attract and retain highly qualified directors and to compensate them in a manner that closely aligns their interests with those of our stockholders. Pursuant to our non-employee director compensation policy, each director who is not employed by us is entitled to compensation as follows:

•    $60,000 in cash, paid quarterly in arrears for membership on our Board;

•    $35,000 in cash, paid quarterly in arrears for the chairperson of our Audit Committee;

•    $15,000 in cash, paid quarterly in arrears for membership on our Audit Committee (other than the chairperson);

•    $20,000 in cash, paid quarterly in arrears for the chairperson of our Compensation Committee;

•    $10,000 in cash, paid quarterly in arrears for membership on our Compensation Committee (other than the chairperson);

•    $15,000 in cash, paid quarterly in arrears for the chairperson of our Nominating Committee;

•    $7,500 in cash, paid quarterly in arrears for membership on our Nominating Committee (other than the chairperson);

•    an annual equity award in the form of restricted stock valued at approximately $125,000 (prorated for any partial year of service in connection with an initial grant), which will vest on the first anniversary of the grant date; and

•    an annual lead director retainer of $40,000, granted in the form of restricted stock that vests on the first anniversary of the grant date.

With respect to any restricted stock grants made to a director, (i) if the director’s service on our Board is terminated on the date of a regularly scheduled annual meeting of the stockholders of the Company that is prior to such restricted stock’s vesting date as a result of the director not being reelected for another term, the restricted stock will vest in full and (ii) within one year following a change in control, if a director’s service on our Board is terminated without “cause,” the restricted stock award will vest in full.

In addition, we provide reimbursement to our non-employee directors for their reasonable expenses related to their services as a member of the Board of Directors and any committees thereof.

In May 2020, Pearl Meyer provided the Compensation Committee with a review of our non-employee director compensation relative to our Peer Group. While the results of the review indicated that our non-employee director compensation levels were significantly below market relative to the Peer Group, the Compensation Committee postponed consideration of any changes due to the financial implications of COVID-19.

The following table sets forth information concerning the compensation of our non-employee directors during the fiscal year ended December 31, 2020. Our CEO did not receive compensation for serving on the Board of Directors. For information concerning the compensation of our CEO during the fiscal year ended December 31, 2020, see the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Jeffrey T. Barber	95,000	125,000	220,000
Alexander G. Dickinson	75,000	125,000	200,000
Linda S. Grais, M.D	102,500	125,000	227,500
James C. Momtazee	70,000	165,000	235,000
Glen D. Stettin, M.D. (2)	17,772	84,722	102,494
Matthew P. Young	85,000	125,000	210,000

(1)        Amounts represent the grant date fair value of these restricted stock awards in accordance with Topic 718 and are based on the closing market price of our common stock on the date of grant. As of December 31, 2020, Messrs. Barber and Young and Drs. Dickinson and Grais each held 1,324 unvested restricted stock awards, Mr. Momtazee held 1,748 unvested restricted stock awards, and Dr. Stettin held 799 unvested restricted stock awards, all subject to time-vesting criteria.

(2)        Dr. Stettin joined our Board on September 14, 2020.

Compensation Committee Interlocks and Insider Participation

During the 2020 fiscal year, the Compensation Committee consisted of Dr. Grais and Messrs. Momtazee and Young, none of whom were an officer or employee of the Company during the fiscal year and none of whom were formerly an officer of the Company. During 2020, none of our executive officers served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Compensation Committee or our Board.

PAY RATIO DISCLOSURE

Pursuant to Item 402(u) of Regulation S-K promulgated by the SEC and Section 953(b) of the Dodd—Frank Wall Street Reform and Consumer Protection Act, presented below is the ratio of annual total compensation of our CEO to the annual total compensation of our median employee (excluding our CEO).

The 2020 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $9,352,568, as reported in the Summary Compensation Table above. The 2020 annual total compensation as determined under Item 402 of Regulation S-K for our median employee (excluding our CEO) was $69,311. The ratio of our CEO’s annual total compensation to our median employee’s total compensation for fiscal year 2020 is 135 to 1. To identify, and to determine the annual total compensation of, the median employee, we used the methodology set forth below.

Under the SEC’s pay ratio rule, a company is required to identify its median employee only once every three years so long as during the last prior fiscal year there has been no change to its employee population or employee compensation arrangements that it reasonably believes would result in a significant change in its pay ratio disclosure. Because we did not experience any meaningful changes to our employee population, or changes in employee compensation arrangements, during 2019 and 2020, we believe it is reasonable to use the median employee identified and reported in 2018 for purposes of calculating the pay ratio disclosure with respect to 2020 and that using this median employee would not significantly affect our pay ratio disclosure.

Our diverse employee population includes employees located in the United States, Europe, Canada, Africa, Latin America and Asia Pacific, some of whom are represented by workers councils and labor unions, and varies in areas such as experience, education and specialized training. For purposes of our pay ratio analysis in 2018, we selected the median employee based on the approximately 15,000 individuals who were employed by the Company and our consolidated subsidiaries (whether as full-time, part-time, temporary or seasonal workers) as of October 31, 2018. For full-time and part-time employees that were hired in 2018 but did not work the full year, we annualized their compensation, but did not make any full-time equivalent adjustments.

In identifying such median employee, we calculated and annualized the gross year-to-date payroll earnings of each such employee as of October 31, 2018, using such measure as our consistently applied compensation measure. Gross payroll earnings consist of all compensation elements appearing in payroll records for each individual, including base salary, bonuses and other cash components. We converted gross payroll earnings for non-U.S. employees to U.S. dollars using applicable foreign exchange rates as of October 31, 2018 and did not make any cost-of-living adjustments for non-U.S. employees.

The ratio presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) based on our payroll and employment records and the methodology described herein. The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth information regarding the beneficial ownership of our common stock as of February 19, 2021 by: (1) each person known to us to beneficially own more than 5% of our common stock, (2) each of the named executive officers, (3) each of our directors and (4) all of our directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

As of February 19, 2021, there were 64,543,968 shares of our common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% Stockholders
T. Rowe Price Associates, Inc.(1)	7,054,860		10.9%
The Vanguard Group(2)	6,709,141		10.4%
BlackRock, Inc.(3)	6,424,367		10.0%
Massachusetts Financial Services Company(4)	6,116,107		9.5%
Wellington Management Group LLP(5)	5,335,089		8.3%
Capital Research Global Investors(6)	3,450,676		5.3%

Named Executive Officers
Colin Shannon	688,419	(7)	1.1%
Michael J. Bonello	83,610	(8)	*
Christopher L. Gaenzle	80,334	(9)	*

Directors
Jeffrey T. Barber	14,479	(10)	*
Alexander G. Dickinson	5,157	(11)	*
Linda S. Grais, M.D.	9,433	(12)	*
James C. Momtazee	3,191	(13)	*
Matthew P. Young	6,877	(14)	*
Glen D. Stettin, M.D.	799	(15)	*
All executive officers and directors as a group (9 persons)	892,299	(16)	1.4%

*       Less than 1%

(1)    The information concerning T. Rowe Price Associates, Inc. is based on a Schedule 13G/A filed with the SEC on February 16, 2021. As of December 31, 2020, T. Rowe Price Associates, Inc. is deemed to have (a) sole voting power with respect to 2,550,517 shares and (b) sole dispositive power with respect to 7,054,860 shares. The address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(2)    The information concerning The Vanguard Group is based on a Schedule 13G/A filed with the SEC on February 10, 2021. As of December 31, 2020, The Vanguard Group is deemed to have (a) shared voting power with respect to 49,730 shares, (b) sole dispositive power with respect to 6,607,393 shares and (c) shared dispositive power with respect to 101,748 shares. The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(3)    The information concerning BlackRock, Inc. is based on a Schedule 13G/A filed with the SEC on January 27, 2021. As of December 31, 2020, BlackRock, Inc. is deemed to have (a) sole voting power with respect to 6,212,190 shares and (b) sole dispositive power with respect to 6.424.367shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(4)    The information concerning Massachusetts Financial Services Company is based on a Schedule 13G filed with the SEC on February 11, 2021. As of December 31, 2020, Massachusetts Financial Services Company is deemed to have (a) sole voting power with respect to 5,779,295 shares and (b) sole dispositive power with respect to 6,116,107 shares. The address for Massachusetts Financial Services Company is 111 Huntington Avenue, Boston, Massachusetts 02199.

(5)    The information concerning Wellington Management Group LLP is based on a Schedule 13G/A filed with the SEC on February 4, 2021. As of December 31, 2020, (a) each of Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP are deemed to have (i) shared voting power with respect to 4,798,936 shares and (ii) shared dispositive power with respect to 5,335,089 shares and (b) Wellington Management Company LLP is deemed to have (i) shared voting power with respect to 4,707,295 shares and (ii) shared dispositive power with respect to 4,976,470 shares. The address for Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210.

(6)    The information concerning Capital Research Global Investors is based on a Schedule 13G filed with the SEC on February 16, 2021. As of December 31, 2020, Capital Research Global Investor is deemed to have sole voting power and sole dispositive power with respect to 3,450,676 shares. The address for Capital Research Global Investors is 333 South Hope Street, 55th Floor, Los Angeles, California 90071.

(7)    Includes 631,492 options currently exercisable or exercisable within 60 days of February 19, 2021.

(8)    Includes 62,334 options currently exercisable or exercisable within 60 days of February 19, 2021.

(9)    Includes 45,834 options currently exercisable or exercisable within 60 days of February 19, 2021.

(10)  Represents 1,324 unvested restricted stock awards that will vest on May 18, 2021 and 13,155 vested shares. Within one year following a change in control, if Mr. Barber’s service on our Board is terminated without “cause,” the restricted stock awards will vest in full.

(11)  Represents 1,324 unvested restricted stock awards which will vest on May 18, 2021 and 3,833 vested shares. Within one year following a change in control, if Mr. Dickinson’s service on our Board is terminated without “cause,” the restricted stock awards will vest in full.

(12)  Represents 1,324 unvested restricted stock awards which will vest on May 18, 2021 and 8,109 vested shares. Within one year following a change in control, if Dr. Grais’ service on our Board is terminated without “cause,” the restricted stock awards will vest in full.

(13)  Represents 1,748 unvested restricted stock awards which will vest on May 18, 2021 and 1,443 vested shares. Within one year following a change in control, if Mr. Momtazee’s service on our Board is terminated without “cause,” the restricted stock awards will vest in full.

(14)  Represents 1,324 unvested restricted stock awards which will vest on May 18, 2021 and 5,553 vested shares. Within one year following a change in control, if Mr. Young’s service on our Board is terminated without “cause,” the restricted stock awards will vest in full.

(15)  Represents unvested restricted stock awards which will vest on May 18, 2021. Within one year following a change in control, if Dr. Stettin’s service on our Board is terminated without “cause,” the restricted stock awards will vest in full.

(16)  Includes shares that are owned or may be deemed to be owned by current directors and executive officers.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plan approved by security holders	4,388,436	$76.52	2,658,763
Equity compensation plan not approved by security holders	—	—	—
Total	4,388,436		2,658,763

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board of Directors has adopted a written policy on transactions with related persons that is in conformity with the requirements upon issuers having publicly-held common stock that is listed on NASDAQ. Under the policy:

•    any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by an approving body comprised of disinterested members of the Board of Directors or any Committee of the Board; provided that a majority of the members of the Board of Directors or such committee, respectively, are disinterested (the “Approving Body”); and

•    any employment relationship or transaction involving an executive officer and any related compensation must be approved by the Compensation Committee of the Board of Directors or recommended by the Compensation Committee to the Board of Directors for its approval.

In connection with the review and approval or ratification of a related person transaction:

•    management must disclose to the Approving Body the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•    management must advise the Approving Body as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;

•    management must advise the Approving Body as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act, or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with the Securities Act, the Exchange Act and related rules; and

•    management must advise the Approving Body as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act of 2002.

In addition, the related person transaction policy provides that the Approving Body, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under the rules and regulations of the SEC, NASDAQ and the Code of Conduct.

Since January 1, 2020, we have not been party to any related person transactions required to be reported under Item 404(a) of SEC Regulation S-K.

Director Independence and Independence Determinations

Under our Corporate Governance Guidelines and NASDAQ rules, a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with the Company or any of its subsidiaries.

The Board has established guidelines of director independence to assist it in making independence determinations, which conform to the independence requirements in the NASDAQ listing standards. In addition to applying these guidelines, which are set forth in our Corporate Governance Guidelines (which may be found on the Corporate Governance page of our Investor Relations website at investor.prahs.com), the Board will consider all relevant facts and circumstances in making an independence determination. The Board’s policy is to review the independence of all directors at least annually. In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the independence guidelines, the Board will determine in its judgment whether such relationship is material.

The Nominating Committee undertook its annual review of director independence and made a recommendation to our Board regarding director independence. As a result of this review, our Board affirmatively determined that all of our directors (except for Mr. Shannon) are independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and for purposes of the listing requirements of NASDAQ. Our Board has also determined that Mr. Barber, Dr. Grais and Mr. Young are “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10A-3 thereunder and that Dr. Grais, Mr. Momtazee and Mr. Young are “independent” for purposes of Section 10C(a)(3) of the Exchange Act and Rule 10C-1 thereunder.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Deloitte, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Group”) for the audit of our financial statements for 2020 and 2019 and fees billed for other services rendered for those periods:

	2020	2019
Audit fees(1)	$3,427,827	$3,392,593
Audit-related fees(2)	—	110,762
Tax fees(3)	430,012	632,148
All other fees(4)	1,895	1,895
Total	$3,859,734	$4,137,398

(1)    Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by the Deloitte Group for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, statutory audit services, advice on accounting matters directly related to the audit and audit services, and assistance with review of documents filed with the SEC, including the related consents and comfort letters issued to underwriters. The fees are for services that are normally provided by the Deloitte Group in connection with statutory or regulatory filings or engagements. The 2019 audit fees include additional costs related to the secondary offering that occurred in that year.

(2)    Includes fees billed by the Deloitte Group for due diligence assistance and other services in each of the last two fiscal years.

(3)    Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by the Deloitte Group for tax compliance, tax advice and tax planning.

(4)    Includes the aggregate fees recognized in each of the last two fiscal years for services provided by the Deloitte Group, other than those services described above.

Consistent with SEC policies regarding auditor independence and the Audit Committee's charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

See Item 8 of the Original Filing.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 24, 2021, by and among ICON plc, ICON US Holdings Inc., Indigo Merger Sub, Inc. and PRA Health Sciences, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 24, 2021)
31.3*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover page from PRA Health Sciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL and contained in Exhibit 101.

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 30, 2021 by the undersigned, thereunto duly authorized.

PRA Health Sciences, Inc.

By:	/s/ Michael J. Bonello
Name:	Michael J. Bonello
Title:	Executive Vice President and Chief Financial Officer