Form 10-Q
period 2021-03-31
PRA Health Sciences, Inc.
filed 2021-04-29
CIK 1613859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	64,795,400	shares outstanding as of April 26, 2021

PRA HEALTH SCIENCES, INC.
FORM 10-Q
FOR QUARTERLY PERIOD ENDED March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$690,259	$506,303
Accounts receivable and unbilled services, net of allowance for credit losses of $3,103 and $3,064 as of March 31, 2021, and December 31, 2020, respectively	779,346	843,905
Other current assets	126,156	110,306
Total current assets	1,595,761	1,460,514
Fixed assets, net	192,462	194,620
Operating lease right-of-use assets	170,091	178,144
Goodwill	1,690,464	1,691,007
Intangible assets, net	581,170	599,885
Other assets	52,797	54,331
Total assets	$4,282,745	$4,178,501
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings under credit facilities	$91,300	$91,300
Current portion of long-term debt	25,000	25,000
Accounts payable	46,478	56,935
Accrued expenses and other current liabilities	388,361	320,375
Current portion of operating lease liabilities	38,771	39,631
Advanced billings	732,641	732,782
Total current liabilities	1,322,551	1,266,023
Long-term debt, net	1,152,663	1,158,668
Long-term portion of operating lease liabilities	150,551	158,983
Deferred tax liabilities	48,324	63,451
Other long-term liabilities	52,134	52,191
Total liabilities	2,726,223	2,699,316
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock (100,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- none	—	—
Common stock (1,000,000,000 authorized shares; $0.01 par value)
Issued and outstanding -- 64,765,369 and 64,538,729 at March 31, 2021 and December 31, 2020, respectively	648	645
Additional paid-in capital	1,174,096	1,137,028
Accumulated other comprehensive loss	(115,487)	(98,813)
Retained earnings	497,265	440,325
Total stockholders' equity	1,556,522	1,479,185
Total liabilities and stockholders' equity	$4,282,745	$4,178,501
The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$933,775	$783,708
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	472,010	403,862
Reimbursable expenses	223,352	176,841
Selling, general and administrative expenses	122,778	106,957
Transaction-related costs	13,436	609
Depreciation and amortization expense	32,568	32,278
Loss (gain) on disposal of fixed assets, net	123	(19)
Income from operations	69,508	63,180
Interest expense, net	(5,212)	(13,487)
Foreign currency gains, net	12,388	7,842
Other expense, net	(48)	(4)
Income before income taxes	76,636	57,531
Provision for income taxes	19,696	16,871
Net income	$56,940	$40,660
Net income per share attributable to common stockholders:
Basic	$0.89	$0.65
Diluted	$0.86	$0.63
Weighted average common shares outstanding:
Basic	64,147	62,933
Diluted	66,170	64,339

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$56,940	$40,660
Other comprehensive loss:
Foreign currency translation adjustments, net of income tax of $(608) and $4,041	(16,674)	(42,756)
Unrealized losses on derivative instruments, net of income tax of $0 and $(1,157)	—	(3,377)
Reclassification adjustments:
Losses on derivatives included in net income, net of income taxes of $0 and $679	—	1,981
Comprehensive income (loss)	$40,266	$(3,492)

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

				Accumulated Other Comprehensive Loss (Note 15)	Retained Earnings
	Common Stock		Additional Paid-in Capital
	Shares	Amount				Total
Balance at January 1, 2021	64,539	$645	$1,137,028	$(98,813)	$440,325	$1,479,185
Exercise of common stock options and stock award distribution	226	3	18,296	—	—	18,299
Stock-based compensation	—	—	18,772	—	—	18,772
Net income	—	—	—	—	56,940	56,940
Other comprehensive loss, net of tax	—	—	—	(16,674)	—	(16,674)
Balance at March 31, 2021	64,765	$648	$1,174,096	$(115,487)	$497,265	$1,556,522

				Accumulated Other Comprehensive Loss (Note 15)	Retained Earnings
	Common Stock		Additional Paid-in Capital
	Shares	Amount				Total
Balance at January 1, 2020	63,492	$635	$1,006,182	$(160,108)	$243,282	$1,089,991
Exercise of common stock options and stock award distribution	90	1	2,907	—	—	2,908
Stock-based compensation	—	—	15,425	—	—	15,425
Net income	—	—	—	—	40,660	40,660
Issuance of restricted stock for acquisition	44	—	2,585	—	—	2,585
Other comprehensive loss, net of tax	—	—	—	(44,152)	—	(44,152)
Balance at March 31, 2020	63,626	$636	$1,027,099	$(204,260)	$283,942	$1,107,417

The accompanying notes are an integral part of the consolidated condensed financial statements.

PRA HEALTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$56,940	$40,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,568	32,278
Amortization of debt issuance costs	419	421
Amortization of terminated interest rate swaps	—	1,565
Stock-based compensation expense	18,772	15,425
Change in fair value of acquisition-related contingent consideration	—	574
Unrealized foreign currency gains, net	(18,158)	(4,788)
Deferred income tax benefit	(14,830)	(18,524)
Other reconciling items	(766)	135
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, unbilled services, and advanced billings	68,921	(7,600)
Other operating assets and liabilities	48,339	436
Net cash provided by operating activities	192,205	60,582
Cash flows from investing activities:
Purchase of fixed assets	(18,734)	(21,460)
Cash paid for interest on interest rate swap, net	—	(780)
Proceeds from the sale of fixed assets	3	26
Acquisition of Care Innovations, Inc., net of cash acquired	—	(159,078)
Net cash used in investing activities	(18,731)	(181,292)
Cash flows from financing activities:
Borrowings on line of credit	—	100,000
Repayments of line of credit	—	(55,000)
Repayments of long-term debt	(6,250)	(6,250)
Proceeds from stock option exercises	18,299	2,908
Payments for debt issuance costs	—	(470)
Net cash provided by financing activities	12,049	41,188
Effects of foreign exchange changes on cash, cash equivalents, and restricted cash	(1,567)	(5,908)
Change in cash, cash equivalents, and restricted cash	183,956	(85,430)
Cash, cash equivalents, and restricted cash, beginning of period	506,303	236,270
Cash, cash equivalents, and restricted cash, end of period	$690,259	$150,840

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

On February 24, 2021, the Company entered into the a definitive merger agreement with ICON plc (ICON), ICON US Holdings Inc. (US Holdco) and Indigo Merger Sub, Inc. (Merger Sub). Under the terms of the merger agreement, Merger Sub will merge with and into PRA, with PRA surviving as a wholly owned subsidiary of ICON and US HoldCo. Upon successful completion of the merger, the Company's stockholders will receive $80.00 per share in cash and 0.4125 ICON ordinary shares for each share of the Company's common stock.

The merger, which is currently expected to close in July 2021, is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, receipt of the required vote of the Company's stockholders and the required vote of ICON shareholders, and obtaining all required approvals under antitrust and foreign direct investment laws of certain jurisdictions. The merger agreement contains certain termination rights for both the Company and ICON. If the merger agreement is terminated under certain specified circumstances, the Company will be required to pay ICON and ICON US Holdings Inc., a Delaware corporation and wholly owned subsidiary of ICON (“US Holdco”), a termination fee of $277.0 million (including in connection with the Company's entry into an agreement with respect to a superior proposal, as defined in the merger agreement, if certain conditions are met).

During the three months ended March 31, 2021, the Company incurred $12.6 million of costs in connection with the proposed merger. These costs related primarily to investment banking and legal fees and are included in transaction-related costs in the consolidated condensed statement of operations. The Company has not recognized any transaction-related costs that are contingent upon the consummation of the proposed merger, including contingent investment banking fees, legal costs, management retention bonuses, acceleration of stock compensation costs, and other costs.

Unaudited Interim Financial Information

The interim consolidated condensed financial statements include the accounts of the Company and variable interest entities where the Company is the primary beneficiary. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated condensed financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

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

Recently Implemented Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes". The provisions of ASU 2019-12 include eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for the reporting period beginning after December 15, 2020, and the interim periods therein. The Company adopted this standard effective January 1, 2021 and the application of ASU 2019-12 did not have a material impact on the Company's consolidated condensed financial statements.

(2) Significant Accounting Policies
Significant accounting policies are detailed in "Note 3: Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2020, as amended.
Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts shown in the consolidated condensed statements of cash flows (in thousands):

	March 31,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$690,259	$150,804	$506,303	$236,232
Restricted cash	—	36	—	38
Total cash, cash equivalents, and restricted cash	$690,259	$150,840	$506,303	$236,270

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

The acquisition of Care Innovations was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed were recorded at their respective fair values as of the acquisition date. The consideration paid was allocated as follows: (i) $33.5 million to definite-lived intangible assets primarily consisting of developed technology with a weighted average amortization period of five years, (ii) $175.3 million to goodwill, and (iii) $(0.2) million to other net assets. The acquisition costs were included in transaction-related costs in the consolidated condensed statement of operations for the three months ended March 31, 2020 and were immaterial.

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

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, unbilled services, contract assets, accounts payable, and advanced billings approximate fair value due to the short maturities of these instruments.

Recurring Fair Value Measurements

There were no financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $2,271.6 million and are identified as Level 3 assets. These assets are comprised of goodwill of $1,690.5 million and identifiable intangible assets, net of $581.2 million.

Refer to "Note 9 - Revolving Credit Facilities and Long-Term Debt" for additional information regarding the fair value of long-term debt balances.

(5) Concentration of Credit Risk and Expected Credit Losses

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, unbilled services, and derivatives. As of March 31, 2021, substantially all of the Company’s cash and cash equivalents were held in or invested with large financial institutions.

Accounts receivable primarily include amounts due from pharmaceutical and biotechnology companies under credit terms that generally do not extend beyond 90 days. The Company maintains an allowance for expected credit losses resulting from the inability of its customers to make required payments. The Company performs credit reviews of each customer, monitors collections and payments from customers, and determines the allowance based upon historical experience and specific customer collection issues. The Company ages billed accounts receivable and assesses exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance or, to the extent unreserved, to bad debt expense within selling, general and administrative expenses in the consolidated condensed statements of operations. There were no material changes in the provision for credit loss in the three months ended March 31, 2021.

Accounts receivable and unbilled services from individual customers that were equal to or greater than 10% of consolidated accounts receivable and unbilled services at the respective dates were as follows:

	March 31,	December 31,
	2021	2020
Customer A	11.3%	10.1%
Customer B	*	14.1%
Customer C	14.3%	11.4%

Revenue from individual customers greater than 10% of consolidated revenue in the respective periods was as follows:

	Three Months Ended March 31,
	2021	2020
Customer D	*	10.6%

*Less than 10%

(6) Accounts Receivable, Unbilled Services and Advanced Billings

Accounts receivable and unbilled services were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$588,672	$661,036
Unbilled services	193,777	185,933
Total accounts receivable and unbilled services	782,449	846,969
Less allowance for credit losses	(3,103)	(3,064)
Total accounts receivable and unbilled services, net	$779,346	$843,905

Unbilled services as of March 31, 2021 and December 31, 2020 includes $85.7 million and $93.2 million, respectively, of contract assets where the Company’s right to bill is conditioned on criteria other than the passage of time. Impairment losses on contract assets were immaterial in the three months ended March 31, 2021 and 2020.

Advanced billings were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Advanced billings	$732,641	$732,782

The $0.1 million decrease in advanced billings from December 31, 2020 to March 31, 2021 was primarily due to the timing of billings to customers. During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $359.4 million and $307.7 million related to advanced billings recorded as of January 1, 2021 and 2020, respectively.

Performance Obligations
Revenue recognized for the three months ended March 31, 2021 and 2020 from reimbursable expenses and services completed in prior periods was $10.3 million and $7.7 million, respectively. This primarily relates to adjustments attributable to changes in estimates such as estimated total contract costs, and from contract modifications on long-term fixed price contracts executed in the current period, which results in changes to the transaction price.

The Company does not disclose the value of the transaction price allocated to unsatisfied performance obligations on contracts that have an original contract term of less than one year. These contracts are short in duration and revenue recognition generally follows the delivery of the promised services. The total transaction price for the undelivered performance obligation on contracts with an original initial contract term greater than one year is $6.4 billion as of March 31, 2021. This amount includes reimbursement revenue. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating lease cost	$11,793	$11,164
Short-term lease cost	161	570
Variable lease cost	2,060	1,968
Lease income	(51)	(47)
Net lease cost	$13,963	$13,655

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurements of lease liabilities, all included in operating cash flows	$12,714	$11,674
Right-of-use assets obtained in exchange for lease obligations	4,857	10,865

Other supplemental information related to leases was as follows:

	As of March 31,	As of December 31,
	2021	2020
Weighted average remaining lease term	8.0 years	8.1 years
Weighted average discount rate	4.2%	4.1%

Maturities of operating lease liabilities were as follows as of March 31, 2021 (in thousands):

2021 (remaining)	$33,205
2022	41,787
2023	33,153
2024	21,597
2025	16,376
Thereafter	74,621
Total lease payments	220,739
Less imputed interest	(31,417)
Total	$189,322

As of March 31, 2021, the Company has no material non-cancelable operating leases that have not yet commenced.

(8) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Clinical Research	Data Solutions	Consolidated
Balance at December 31, 2020	$1,214,148	$476,859	$1,691,007
Currency translation	(543)	—	(543)
Balance at March 31, 2021	$1,213,605	$476,859	$1,690,464

There are no accumulated impairment charges as of March 31, 2021 and December 31, 2020.

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$567,050	$(181,856)	$385,194	$568,081	$(173,902)	$394,179
Trade names (finite-lived)	27,885	(18,435)	9,450	27,889	(17,639)	10,250
Developed technology and other intangibles	50,774	(25,063)	25,711	50,774	(22,617)	28,157
Database	137,100	(94,295)	42,805	137,100	(87,811)	49,289
Total finite-lived intangible assets	782,809	(319,649)	463,160	783,844	(301,969)	481,875
Trade names (indefinite-lived)	118,010	—	118,010	118,010	—	118,010
Total intangible assets	$900,819	$(319,649)	$581,170	$901,854	$(301,969)	$599,885

Amortization expense was $17.9 million and $19.1 million for the three months ended March 31, 2021 and 2020, respectively.

The estimated future amortization expense of finite-lived intangible assets is expected to be as follows (in thousands):

2021 (remaining)	$53,205
2022	56,487
2023	44,259
2024	35,048
2025	26,456
2026 and thereafter	247,705
Total	$463,160

(9) Revolving Credit Facilities and Long-Term Debt

The Company had the following debt outstanding as of March 31, 2021 and December 31, 2020 (in thousands):

		Principal amount
	Interest rate as of	March 31,	December 31,
	March 31, 2021	2021	2020	Maturity Date
Senior Secured Credit Facility:
First Lien Term Loan	1.35%	$968,750	$975,000	October 2024
Revolver	1.35%	91,300	91,300	October 2024
Accounts Receivable Financing Agreement	1.39%	212,500	212,500	December 2022
Total debt		1,272,550	1,278,800
Less current portion of Revolver(1)		(91,300)	(91,300)
Less current portion of long-term debt		(25,000)	(25,000)
Total long-term debt		1,156,250	1,162,500
Less debt issuance costs		(3,587)	(3,832)
Total long-term debt, net		$1,152,663	$1,158,668

(1) The Company assesses its ability and intent to repay the outstanding borrowings on the Revolver at the end of each reporting period in order to determine the proper balance sheet classification. Outstanding borrowings on the Revolver that the Company intends to repay in less than 12 months are classified as current. The table below reflects the contractual maturity of the Revolver.

As of March 31, 2021, the contractual maturities of the Company's debt obligations were as follows (in thousands):

Current maturities of long-term debt:
2021 (remaining)	$18,750
2022	237,500
2023	25,000
2024	991,300
2025 and thereafter	—
Total	$1,272,550

The Company's primary financing arrangements are its senior secured credit facility (the "Senior Secured Credit Facility"), which consists of a first lien term loan ("First Lien Term Loan") and a revolving credit facility (the "Revolver"), and its Accounts Receivable Financing Agreement.

Senior Secured Credit Facility

The Senior Secured Credit Facility has an overall capacity of $1.75 billion (consisting of a $1.0 billion First Lien Term Loan and a $750.0 million Revolver) and a maturity date of October 2024. As collateral for borrowings under the Senior Secured Credit Facility, the Company granted a pledge on primarily all of its assets, the interests of wholly-owned U.S. restricted subsidiaries, and a portion of the interests of wholly-owned non-U.S. restricted subsidiaries. The Company is subject to certain financial covenants, which require the Company to maintain certain debt-to-EBITDA and interest expense-to-EBITDA ratios. The Senior Secured Credit Facilities also contain covenants that, among other things, restrict the Company’s ability to create any liens, make investments and acquisitions, incur or guarantee additional indebtedness,  enter into mergers or consolidations and other fundamental changes, conduct sales and other dispositions of property or assets, enter into sale-leaseback transactions or hedge agreements, prepay subordinated debt, pay dividends or make other payments in respect of capital stock, change the line of business, enter into transactions with affiliates, enter into burdensome agreements with negative pledge clauses, and make subsidiary distributions. After giving effect to the applicable restrictions on the payment of dividends under the Senior Secured Credit Facilities, subject to compliance with applicable law, as of March 31, 2021 and December 31, 2020, all amounts in retained earnings were free of restriction and were available for the payment of dividends. The Senior Secured Credit Facility also contains customary representations, warranties, affirmative covenants, and events of default. The variable interest rate is a rate equal to the London Interbank Offered Rate, or LIBOR, or the adjusted base rate, or ABR, at the election of the Company, plus a margin based on the ratio of total indebtedness to EBITDA. The margin ranges from 1.0% to 2.0% in the case of LIBOR loans, and 0.0% to 1.0% in the case of ABR loans. The Company has the option of one-, two-, three-, or six-month base interest rates. The credit agreement governing the Senior Secured Credit Facility includes provisions that allow the agreement to be amended to replace the LIBOR rate with a comparable or successor floating rate.

The First Lien Term Loan requires the Company to repay 2.5% of the original aggregate principal amount per annum in equal quarterly installments through September 30, 2024, with the remaining balance due at maturity. There are no voluntary prepayment penalties and prepayment is required upon the issuance of certain debt or asset sales or other events.

The Revolver requires the Company to pay to the lenders a commitment fee for unused commitments of 0.15% to 0.35% based on the Company’s debt-to-EBITDA ratio. Principal amounts are due and payable in full at maturity. In addition, at March 31, 2021 and December 31, 2020, the Company had $6.0 million and $6.1 million, respectively, in letters of credit outstanding, which are secured by the Revolver.

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

At March 31, 2021 and December 31, 2020, there was $37.5 million of remaining capacity available under the Accounts Receivable Financing Agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt and outstanding borrowings under its revolving credit facilities was $1,269.6 million and $1,275.6 million at March 31, 2021 and December 31, 2020, respectively. The fair values of the term loans, borrowings under credit facilities, and accounts receivable financing agreement were determined based on Level 2 inputs, which are primarily based on rates at which the debt is traded among financial institutions adjusted for the Company's credit standing.

(10) Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to one billion shares of common stock, with a par value of $0.01. The Company is authorized to issue up to one hundred million shares of preferred stock, with a par value of $0.01.

Share Repurchase Program

On August 30, 2019, the Company's Board of Directors, or the Board, approved a share repurchase program, or the Repurchase Program, authorizing the repurchase of up to $500.0 million of the Company's common stock in open market purchases, privately-negotiated transactions, secondary offerings, block trades, or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Repurchase Program does not obligate the Company to repurchase any particular amount of its common stock, and it may be modified, suspended, or terminated at any time at the Board's discretion. The Repurchase Program expires on December 31, 2021.

As of March 31, 2021, the Company has remaining authorization to repurchase up to $200.0 million of its common stock under the Repurchase Program.

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

The Company granted 24,000 restricted stock units with a total grant date fair value of $3.0 million, during the three months ended March 31, 2021. There were no stock options granted during the three months ended March 31, 2021.

Aggregated information regarding the Company’s option plans is summarized below:

	Options	Wtd. Average Exercise Price	Wtd. Average Remaining Contractual Life (in years)	Intrinsic Value (millions)
Outstanding at December 31, 2020	4,388,436	$76.52	6.9	$214.7
Granted	—	—
Exercised	(225,440)	81.17
Expired or forfeited	—	—
Outstanding at March 31, 2021	4,162,996	$76.29	6.6	$321.0
Exercisable at March 31, 2021	2,103,828	$57.50	5.4	$201.6

The Company’s restricted stock award and unit activity in 2021 is as follows:

	Awards	Wtd. Average Grant-Date Fair Value	Intrinsic Value (millions)
Unvested at December 31, 2020	725,234	$97.59	$91.0
Granted	24,000	125.99
Forfeited	(1,620)	97.12
Vested	(34,500)	90.03
Unvested at March 31, 2021	713,114	$98.92	$109.3

Employee Stock Purchase Plan

In April 2017, the Board approved the PRA Health Sciences, Inc. 2017 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s shareholders on June 1, 2017. The ESPP allows eligible employees to authorize payroll deductions of up to 15% of their base salary or wages to be applied toward the purchase of shares of the Company’s common stock on the last trading day of any offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last trading day of any offering period. Offering periods under the ESPP will generally be in six month increments, with the administrator of the ESPP having the right to establish different offering periods. The Company recognized stock-based compensation expense of $1.4 million and $1.1 million associated with the ESPP during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there have been 514,888 shares issued and 2,485,112 shares reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to employee stock plans are summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Direct costs	$4,304	$3,853
Selling, general and administrative	14,468	11,572
Total stock-based compensation expense	$18,772	$15,425

(12) Income Taxes

The Company’s effective income tax rate was 25.7% and 29.3% for the three months ended March 31, 2021 and 2020, respectively. The variation between the Company’s effective income tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2021 is primarily due to (i) geographic distribution of global pre-tax income, (ii) the U.S. inclusion of amounts related to the estimated tax on global intangible low-taxed income, or GILT, and (iii) the impact of state income taxes.

Significant judgment is required related to the application of the recent U.S. tax reform, or the Act, particularly with respect to GILTI and base erosion anti-abuse provisions, or BEAT, provisions. If changes occur in the Company’s tax structure, the structure of its arrangements, interpretations, or regulations that clarify these or other provisions of the Act, these changes could have a material effect on the Company’s tax provision.

GAAP requires a two-step approach when evaluating uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence demonstrates that it is more likely than not that the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to quantify the amount of tax benefit to recognize as the amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the taxing authorities. During the three months ended March 31, 2021, there was no significant change in uncertain tax positions.

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

Litigation relating to the merger with ICON

Four securities or stockholder derivative lawsuits have been brought against PRA, its board of directors and, in some cases, ICON by individual PRA stockholders. The complaints generally alleging deficiencies in the preliminary registration statement filed with the SEC on March 31, 2021, related to financial projections the Company and ICON included and previous relationships of the Company's financial advisors. One of the complaints also alleges that the director defendants breached their fiduciary duties of candor and disclosure in connection with these alleged disclosure deficiencies. As the existing lawsuits are in early stages, it is not possible to predict the outcome or to estimate possible loss or range of loss.

(14) Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk that the Company may seek to manage by using derivative instruments is interest rate risk arising from movement in market interest rates. Accordingly, the Company has instituted an interest rate hedging program that may use interest rate swaps designated as cash flow hedges to mitigate interest rate volatility. The Company swaps the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount, at specified intervals. The Company’s interest rate contracts were designated as hedging instruments.

As of March 31, 2021 and December 31, 2020, the Company had no interest rate swaps outstanding. Interest rate swaps with notional amounts of $250.0 million and $375.0 million matured on September 6, 2020 and December 6, 2020, respectively.

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

The table below presents the effect of the Company's derivatives on the consolidated condensed statements of operations and comprehensive income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2021	2020
Amount of pre-tax loss recognized in other comprehensive loss	$—	$(4,534)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense, net	—	(2,660)

The effect of cash flow hedge accounting on the consolidated condensed statements of operations for the three months ended March 31, 2021 and 2020, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense, net	$(5,212)	$(13,487)
Loss on cash flow hedging relationships in Subtopic 815-20 (interest contracts):
Loss reclassified from accumulated other comprehensive loss into interest expense, net	—	(2,660)

(15) Accumulated Other Comprehensive Loss

Below is a summary of the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation, Net of Tax	Derivative Instruments, Net of Tax	Total
Balance at December 31, 2020	$(98,813)	$—	$(98,813)
Other comprehensive loss	(16,674)	—	(16,674)
Balance at March 31, 2021	$(115,487)	$—	$(115,487)

    Foreign Currency Translation

The change in the Company's foreign currency translation adjustment was due primarily to the movements in the British pound (GBP), Euro (EUR), Canadian dollar (CAD), and Russian ruble (RUB) exchange rates against the U.S. dollar. The U.S. dollar strengthened by 4.4% and 1.7% versus the EUR and RUB, respectively, and weakened by 0.9% and 1.2% versus the GBP and CAD between December 31, 2020 and March 31, 2021. The movement in the EUR and RUB contributed to a $16.7 million and $0.3 million increase in other comprehensive loss, respectively, which was offset by the movement in the GBP and CAD, which contributed to a decrease of $2.6 million and $0.6 million in other comprehensive loss during the three months ended March 31, 2021.

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

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2021	2020
Basic weighted average common shares outstanding	64,147	62,933
Effect of dilutive stock options and other awards under share-based compensation programs	2,023	1,406
Diluted weighted average common shares outstanding	66,170	64,339

Anti-dilutive shares	1	2,399

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

•Data Solutions Segment: The Data Solutions segment provides data and analytics, technology solutions, and real-world insights and services primarily to the Company’s life science customers.

The Company's chief operating decision-maker uses segment profit as the primary measure of each segment's operating results in order to allocate resources and in assessing the Company's performance. Asset information by segment is not presented, as this measure is not used by the chief operating decision-maker to assess the Company's performance.

The Company’s reportable segment information is presented below (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue	$866,628	$67,147	$933,775	$726,135	$57,573	$783,708

Direct costs (exclusive of depreciation and amortization)	421,830	50,180	472,010	358,351	45,511	403,862
Reimbursable expenses	223,352	—	223,352	176,841	—	176,841
Segment profit	221,446	16,967	238,413	190,943	12,062	203,005
Less expenses not allocated to segments:
Selling, general and administrative expenses			122,778			106,957
Transaction-related costs			13,436			609
Depreciation and amortization expense			32,568			32,278
Loss (gain) on disposal of fixed assets, net			123			(19)
Income from operations			69,508			63,180
Interest expense, net			(5,212)			(13,487)
Foreign currency gains, net			12,388			7,842
Other expense, net			(48)			(4)
Income before income taxes			$76,636			$57,531

Revenue by geographic location for each segment is as follows (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Clinical Research	Data Solutions	Total	Clinical Research	Data Solutions	Total
Revenue
Americas:
United States	$557,869	$67,147	$625,016	$466,863	$57,573	$524,436
Other	6,683	—	6,683	10,007	—	10,007
Total Americas	564,552	67,147	631,699	476,870	57,573	534,443
Europe, Africa, and Asia-Pacific
United Kingdom	249,756	—	249,756	199,764	—	199,764
Netherlands	35,014	—	35,014	28,067	—	28,067
Other	17,306	—	17,306	21,434	—	21,434
Total Europe, Africa, and Asia-Pacific	302,076	—	302,076	249,265	—	249,265
Total revenue	$866,628	$67,147	$933,775	$726,135	$57,573	$783,708

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, or the Annual Report, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

On February 24, 2021, we entered into the a definitive merger agreement with ICON plc (ICON), ICON US Holdings Inc. (US Holdco) and Indigo Merger Sub, Inc. (Merger Sub). Under the terms of the merger agreement, Merger Sub will merge with and into PRA, with PRA surviving as a wholly owned subsidiary of ICON and US HoldCo. Upon successful completion of the merger, our stockholders will receive $80.00 per share in cash and 0.4125 ICON ordinary shares for each share of our common stock.

The merger, which is currently expected to close in July 2021, is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, receipt of the required vote of our stockholders and the required vote of ICON shareholders, and obtaining all required approvals under antitrust and foreign direct investment laws of certain jurisdictions. The merger agreement contains certain termination rights for both us and ICON. If the merger agreement is terminated under certain specified circumstances, we will be required to pay ICON and ICON US Holdings Inc., a Delaware corporation and wholly owned subsidiary of ICON (“US Holdco”), a termination fee of $277.0 million (including in connection with our entry into an agreement with respect to a superior proposal, as defined in the merger agreement, if certain conditions are met).

How We Assess the Performance of Our Business

The Company is managed through two reportable segments: (i) the Clinical Research segment and (ii) the Data Solutions segment. Our chief operating decision-maker uses segment profit as the primary measure of each segment's operating results in order to allocate resources and in assessing the Company's performance. In addition to our financial measures in conformity with U.S. generally accepted accounting principles, or GAAP, including revenue, costs, and expenses and other measures discussed below, we review various financial and operational metrics. For our Clinical Research segment, we review new business awards, cancellations, and backlog.

Our gross new business awards for our Clinical Research segment for the three months ended March 31, 2021 and 2020 were $908.6 million and $657.9 million, respectively. New business awards arise when a client selects us to execute its trial and is documented by written or electronic correspondence, or for our Strategic Solutions offering when the amount of revenue expected to be recognized is measurable. The number of new business awards can vary significantly from year to year, and awards can have terms ranging from several months to several years. For our Strategic Solutions offering, the value of a new business award is the anticipated revenue to be recognized in the corresponding quarter of the next fiscal year. For the remainder of our Clinical Research segment, the value of a new award is the anticipated revenue over the life of the contract, which does not include reimbursable expenses.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us with written or electronic correspondence that the work should cease. During the three months ended March 31, 2021 and 2020, we had $111.4 million and $53.2 million, respectively, of cancellations for which we received correspondence from the client for our Clinical Research segment. The number of cancellations can vary significantly from period to period. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the client.

Our backlog consists of anticipated revenue from new business awards that either have not started or are in process but have not been completed for our Clinical Research segment. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Our backlog at March 31, 2021 and 2020 was $5.5 billion and $4.7 billion, respectively.

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services and revenues from reimbursed expenses and reimbursable investigator grants that are incurred while providing our services. We do not have any material product revenues.

Costs and Expenses

Our costs and expenses are comprised primarily of our direct costs, selling, general and administrative costs, depreciation and amortization expense, and income taxes.

Direct Costs (Exclusive of Depreciation and Amortization)

For our Clinical Research segment, direct costs consist primarily of labor-related charges. They include elements such as salaries, benefits, and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. Labor-related charges as a percentage of the Clinical Research segment's total direct costs were 96.9% for both the three months ended March 31, 2021 and 2020. The cost of labor procured through staffing agencies is included in these percentages and represents 3.8% and 2.9% of the Clinical Research segment's total direct costs for the three months ended March 31, 2021 and 2020, respectively. Our remaining direct costs are items such as travel, meals, postage and freight, patient costs, medical waste, and supplies. The total of all these items as a percentage of the Clinical Research segment's total direct costs were 3.1% for both the three months ended March 31, 2021 and 2020.

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

For our Data Solutions segment, direct costs consist primarily of data costs. Data costs as a percentage of the Data Solutions segment's total direct costs were 75.5% and 74.3% for the three months ended March 31, 2021 and 2020, respectively. Labor-related charges, such as salaries, benefits, and incentive compensation for our employees, were 19.9% and 20.2% of the Data Solutions segment's total direct costs for the three months ended March 31, 2021 and 2020, respectively. Our remaining direct costs are items such as travel, meals, and supplies, and were 4.6% and 5.5% of the Data Solutions segment's total direct costs for the three months ended March 31, 2021 and 2020, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of administration payroll and benefits, marketing expenditures, and overhead costs such as information technology and facilities costs. These expenses also include central overhead costs that are not directly attributable to our operating business and include certain costs related to insurance, professional fees, and property.

Transaction-related Costs

Transaction-related costs include costs associated acquisition related earn-out liabilities or adjustments to the initial fair value estimates and expenses associated with our acquisitions, including the proposed merger with ICON.

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

Amortization expense consists of amortization recorded on acquisition-related intangible assets. Customer relationships, backlog, and finite-lived trade names are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis. In accordance with GAAP, we do not amortize goodwill and indefinite-lived intangible assets.

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

Exchange Rate Fluctuations

The majority of our foreign operations transact in the Euro, or EUR, or British pound, or GBP. As a result, our revenue and expenses are subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following exchange rates:

	Average Rate		Closing Rate
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	March 31, 2021	December 31, 2020
U.S. dollars per:
Euro	1.21	1.10	1.17	1.23
British pound	1.38	1.28	1.38	1.37

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020
(in thousands)
Revenue	$933,775	$783,708
Operating expenses:
Direct costs (exclusive of depreciation and amortization)	472,010	403,862
Reimbursable expenses	223,352	176,841
Selling, general and administrative expenses	122,778	106,957
Transaction-related costs	13,436	609
Depreciation and amortization expense	32,568	32,278
Loss (gain) on disposal of fixed assets	123	(19)
Income from operations	69,508	63,180
Interest expense, net	(5,212)	(13,487)
Foreign currency gains, net	12,388	7,842
Other expense, net	(48)	(4)
Income before income taxes	76,636	57,531
Provision for income taxes	19,696	16,871
Net income	$56,940	$40,660

Revenue increased by $150.1 million, or 19.1%, from $783.7 million during the three months ended March 31, 2020 to $933.8 million during the three months ended March 31, 2021. Revenue for the three months ended March 31, 2021 benefited from an increase in billable hours, an increase in the effective rate of hours billed on our studies, and a favorable impact of $12.5 million from foreign currency exchange rate fluctuations. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts, and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Direct costs, exclusive of depreciation and amortization, increased by $68.1 million, or 16.9%, from $403.9 million during the three months ended March 31, 2020 to $472.0 million during the three months ended March 31, 2021. Salaries and related benefits in our Clinical Research segment increased $49.3 million due to the hiring of billable staff to support our portfolio of studies. Data costs in our Data Solutions segment increased $4.1 million due to increased costs on the renewal of existing contracts and the addition of new sources of data to expand our data offerings. There was an unfavorable impact of $10.6 million from foreign currency exchange rate fluctuations. Direct costs as a percentage of revenue were 50.5% and 51.5% during the three months ended March 31, 2021 and 2020, respectively.

Reimbursable expenses increased by $46.5 million from $176.8 million during the three months ended March 31, 2020 to $223.4 million during the three months ended March 31, 2021. We believe that the fluctuations in reimbursable expenses from period to period are not meaningful to our underlying performance over the full terms of the relevant contracts.

Selling, general and administrative expenses increased by $15.8 million, or 14.8%, from $107.0 million during the three months ended March 31, 2020 to $122.8 million during the three months ended March 31, 2021. The increase in selling, general and administrative expenses is primarily related to an increase in salaries and related benefits, including stock-based compensation expense, driven by an increase in headcount as we continue to hire staff to support our growing business. Selling, general and administrative expenses as a percentage of revenue were 13.1% and 13.6% during the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, transaction-related costs include investment banking and legal fees primarily related to the proposed merger with ICON. During the three months ended March 31, 2020, transaction-related costs included a $0.6 million adjustment to the fair value of the earn-out liability associated with the acquisition of Care Innovations, Inc.

Depreciation and amortization expense was $32.6 million and $32.3 million during the three months ended March 31, 2021 and 2020, respectively. The increase period over period is due to the amortization of the intangible assets acquired in connection with the acquisition of Care Innovations as well as an increase in depreciation expense due to an increase in our depreciable asset base. Depreciation and amortization expense as a percentage of revenue was 3.5% during the three months ended March 31, 2021 and 4.1% during the three months ended March 31, 2020.

Interest expense, net, decreased by $8.3 million, or 61.4%, from $13.5 million during the three months ended March 31, 2020 to $5.2 million during the three months ended March 31, 2021. The decrease is primarily due to the expiration of our floating to fixed interest rate swaps.

Foreign currency gains, net, changed by $4.5 million, from $7.8 million during the three months ended March 31, 2020 to $12.4 million during the three months ended March 31, 2021. Foreign currency gains and losses are due to fluctuations in the U.S. dollar, gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. During the three months ended March 31, 2021, foreign currency gains were primarily due to movement of the U.S. dollar versus the British pound and Euro.

Provision for income taxes increased by $2.8 million from $16.9 million during the three months ended March 31, 2020 to $19.7 million during the three months ended March 31, 2021. Our effective tax rate was 29.3% and 25.7% during the three months ended March 31, 2020 and 2021, respectively. The comparative decrease in effective tax rate was primarily driven by the increase of foreign tax credit resulting from the U.S. inclusion of amounts related to the estimated tax on GILTI. For the three months ended March 31, 2021, the annual estimated effective tax rate varied from the U.S. statutory rate of 21% primarily due to (i) geographic distribution of global pre-tax income, (ii) the U.S. inclusion of amounts related to the estimated tax on GILTI, and (iii) the impact of state income taxes.

Segment Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Clinical Research

	Three Months Ended March 31,
	2021	2020
(in thousands)
Revenue	$866,628	$726,135
Segment profit	221,446	190,943
Segment profit %	25.6%	26.3%

Revenue increased by $140.5 million, or 19.3%, from $726.1 million during the three months ended March 31, 2020 to $866.6 million during the three months ended March 31, 2021. Revenue for the three months ended March 31, 2021 benefited from an increase in billable hours and an increase in the effective rate of hours billed on our studies. The growth in revenue and the increase in billable hours were due largely to the increase in our backlog as we entered the year, the type of services we are providing on our active studies, which was driven by the life cycles of projects that were active during the period, the growth in new business awards as a result of higher demand for our services across the industries we serve, more effective sales efforts and the growth in the overall CRO market. The increase in our effective rate of the hours billed on our studies is attributable to the contract pricing terms on our current mix of active studies and the mix of clients and services that we provide to those clients.

Segment profit increased by $30.5 million, or 16.0%, from $190.9 million during the three months ended March 31, 2020 to $221.4 million during the three months ended March 31, 2021 primarily due to an increase in revenue. Segment profit as a percentage of revenue decreased from 26.3% during the three months ended March 31, 2020 to 25.6% for the same period in 2021. Segment profit as a percentage of revenue decreased primarily due to the increase in reimbursable expenses.

Data Solutions

	Three Months Ended March 31,
	2021	2020
(in thousands)
Revenue	$67,147	$57,573
Segment profit	16,967	12,062
Segment profit %	25.3%	21.0%

Revenue increased by $9.6 million, or 16.6%, from $57.6 million during the three months ended March 31, 2020 to $67.1 million during the three months ended March 31, 2021. The increase in revenue was due to strong contracting activity and increased volumes across the entirety of Data Solutions' portfolio during the quarter.

Segment profit increased by $4.9 million, or 40.7%, from $12.1 million during the three months ended March 31, 2020 to $17.0 million during the three months ended March 31, 2021 primarily due to an increase in revenue. Segment profit as a percentage of revenue increased from 21.0% during the three months ended March 31, 2020 to 25.3% for the same period in 2021 primarily due to factors noted above.

Seasonality

Although our business is not generally seasonal, we typically experience a slight decrease in our revenue growth rate during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our clients’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows. As of March 31, 2021, we had $690.3 million of cash and cash equivalents of which $116.6 million was held by our foreign subsidiaries. Additionally, as of March 31, 2021 our Revolver and Accounts Receivable Financing Agreement provided for $690.2 million of potential borrowings. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, debt repayments, acquisitions and other strategic transactions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities. We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations, and, if necessary or appropriate, borrowings under our existing or future credit facilities. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks (including the ongoing COVID-19 pandemic), and personal injury, environmental, or other material litigation claims.

Cash Collections

Cash collections from accounts receivable were $1.0 billion during the three months ended March 31, 2021, including $236.7 million of funds received from customers to pay independent physician investigators, or investigators, as compared to $784.2 million during the three months ended March 31, 2020, including $116.6 million of funds received from customers to pay investigators. The increase in cash collections during the three months ended March 31, 2021 is related to our increase in revenue, driven by an increase in new business awards and an increase in our backlog, as well as improvements in our days sales outstanding.

Discussion of Cash Flows

Cash Flow from Operating Activities

During the three months ended March 31, 2021, net cash provided by operations was $192.2 million compared to $60.6 million for the same period in 2020. Cash provided by operating activities increased over the prior year primarily due to improvements in cash flows from working capital changes, driven by an improvement in our days sales outstanding as compared to the prior year.

Cash Flow from Investing Activities

Net cash used in investing activities was $18.7 million during the three months ended March 31, 2021 compared to $181.3 million for the same period in 2020. The decrease in cash outflows is primarily attributable to the acquisition of Care Innovations in the prior year.

Cash Flow from Financing Activities

Net cash provided by financing activities was $12.0 million during the three months ended March 31, 2021 compared to $41.2 million for the same period in 2020. The decrease in cash inflows is primarily due to a decrease in our net borrowings of approximately $45.0 million when compared to the same period in 2020. This is offset by an increase in proceeds from stock option exercises of approximately $15.4 million when compared to the same period in 2020.

Indebtedness

As of March 31, 2021, we had $1,272.6 million of total indebtedness. We do not expect to pay dividends in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants, and, as of March 31, 2021, we were in compliance with these covenants.

See Note 9 to our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” and Note 11 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, for additional details regarding our credit arrangements.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2020, as amended.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.

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

The Company cautions you that actual results may differ materially from the Company's expectations due to a number of factors, including that: the potential loss, delay or non-renewal of contracts by clients for services that the Company has performed could adversely affect our results; the Company may underprice contracts, overrun its cost estimates, or fail to receive approval for, or experience delays in, documenting change orders; the historical indications of the relationship of backlog to revenues may not be indicative of their future relationship; client or therapeutic concentration or competition among clients could harm the Company’s business; the Company’s relationships with existing or potential clients who are in competition with each other may adversely impact the degree to which other clients or potential clients use its services; the Company may be unable to compete effectively with other players in the fragmented and highly competitive biopharmaceutical services industry; biopharmaceutical industry outsourcing trends and changes in spending and research and development budgets could change and adversely affect the Company’s operations and growth rate; the effects of the current COVID-19 pandemic could continue to affect adversely our business, results of operations and financial condition; the Company could be unable to attract suitable investigators and patients for its clinical trials and maintain its clinical development business; the Company may lose key personnel or be unable to recruit and retain experienced personnel; the Company’s services could subject the Company to potential liability, including as a result of direct interaction with clinical trial patients and operation of clinical facilities; failure of the information systems upon which the Company depends, including those used to provide services to clients, could materially limit operations; a failure or breach of the Company’s IT systems could result in customer information being compromised or otherwise significantly disrupt the Company’s business operations; if the Company does not keep pace with rapid technological changes, its services may become less competitive or obsolete; inability to keep pace with rapid technological changes may cause the Company’s services to become less competitive or obsolete; the Company’s suppliers may increase its costs to obtain, restrict its use of or refuse to license its data, or the Company may otherwise be unable to continue to obtain products, services and licenses from third parties; the Company has a limited ability to protect its intellectual property rights domestically and internationally; the Company could be unsuccessful at investing in growth opportunities; the Company may be unable to successfully identify, acquire and integrate businesses, services and technologies; the Company may experience challenges with the acquisition, development, enhancement or deployment of the technology necessary to operate; the Company’s business is subject to economic, political and other risks associated with international operations, including foreign currency exchange rate fluctuations; the Company may be exposed to liabilities under anti-corruption laws due to the global nature of its business; the Company’s failure to perform services in accordance with contractual requirements, certain laws and regulatory standards, and ethical considerations may subject it to significant costs or liability, damage its reputation and cause it to lose existing business or not receive new business; the U.S. and international healthcare industry is subject to political, economic and/or regulatory influences and changes, such as healthcare reform; current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost or could limit the Company’s service offerings; the Company may be unable to protect its intellectual property; patent and other intellectual property litigation could be time-consuming and costly; exchange rate fluctuations may affect the Company’s results of operations and financial condition; the Company’s effective income tax rate may fluctuate which may adversely affect its operations, earnings, and earnings per share; the Company may not realize the full value of its goodwill and intangible assets, and may be unable to use net operating loss carry-forwards; the Company has substantial indebtedness, some of which have interest rates pricing using a spread over LIBOR, and may incur additional indebtedness in the future, which could adversely affect the Company’s financial condition; the Company may not be able to comply with the covenants in its financing agreements or generate sufficient funds to service its indebtedness; interest rate fluctuations may affect the Company’s results of operations and financial condition; the Company’s corporate governance documents and Delaware law could make a change in the board of directors or in control of the Company more difficult; and other factors that are set forth in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 24, 2021, as amended, and other documents subsequently filed with or furnished to the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

As of March 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objective at a reasonable assurance level.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 13 to our consolidated condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “PRA” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended. In addition, we have identified the following additional risk as of March 31, 2021.

Risks Related to the Merger

Because the exchange ratio is fixed and will not be adjusted in the event of any change in either ICON’s or our stock price, the value of the share consideration that our stockholders will receive in the merger is uncertain.

Upon completion of the merger, each share of our common stock outstanding immediately prior to the merger, other than excluded shares and dissenting shares, will be converted automatically into the right to receive (i) 0.4125 of one ICON ordinary share and (ii) $80.00 in cash, without interest. This exchange ratio is fixed in the merger agreement and will not be adjusted for changes in the market price of either ICON ordinary shares or our common stock. The market price of ICON ordinary shares and, as a result, the value of the share consideration that our stockholders will receive pursuant to the merger agreement, has been fluctuating since the date that the merger agreement was executed and may continue to fluctuate through the date of the completion of the merger. Accordingly, the market price of ICON ordinary shares when our stockholders receive those shares after the merger is completed could be greater than, less than or the same as the market price of ICON ordinary shares on the date the merger agreement was executed, on the date of this joint proxy statement/prospectus or on the date of the stockholder meetings. Stock price changes may result from a variety of factors, including, among others, changes in ICON’s or our respective businesses, operations or prospects; legislative, regulatory and legal developments in the healthcare industry; general market, industry and economic conditions; and market assessments of the likelihood that the merger will be completed. Because the value of the share consideration will depend on the market price of ICON ordinary shares at the time the merger is completed, our stockholders will not know or be able to determine at the time of our stockholder meeting the market value of the merger consideration they would receive upon completion of the merger.

There is no assurance when or if the merger will be completed.

The merger is subject to a number of conditions to closing as specified in the merger agreement. These closing conditions include, among others, receipt of the required vote of our stockholders and the required ICON vote; obtainment of all required approvals under antitrust and foreign direct investment laws of certain jurisdictions; obtainment of certain consents, approvals and other authorizations of governmental entities free of any burdensome condition; the ICON ordinary shares to be issued to our stockholders having been approved for listing on Nasdaq; the effectiveness of the registration statement for ICON’s and our joint proxy statement/prospectus and the absence of a stop order or proceedings seeking a stop order; absence of any governmental entity having jurisdiction over any party having enacted, issued, promulgated, enforced, or entered any laws or orders that make illegal, enjoin, or otherwise prohibit consummation of the merger, the issuance of ICON ordinary shares in accordance with the merger agreement, or the other transactions contemplated by the merger agreement; the accuracy of the representations and warranties of the parties to the merger agreement to the extent required under the merger agreement; the performance in all material respects by each party of all obligations and covenants required to be performed by or complied with prior to the closing date; the receipt by each party of an officer’s certificate of the other party certifying as to certain matters; and that ICON has in place a composition agreement with the Revenue Commissioners of Ireland and a Special Eligibility Agreement for Securities with The Depository Trust Company in respect of the ICON ordinary shares issuable as merger consideration. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to complete the transaction.

Failure to complete the merger could have material and adverse effects on us.

If the merger is not completed on a timely basis, or at all, for any reason, including as a result of ICON shareholders failing to approve the share issuance or our stockholders failing to adopt the merger agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•we will be required to pay our costs relating to the merger, such as certain legal, accounting, financial advisory and printing fees, whether or not the merger is completed;
•time and resources committed by our management to matters relating to the merger (including integration planning) could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;
•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed;
•we may experience negative reactions from our suppliers, customers, regulators and employees;
•we could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement; and
•we may be required, in certain circumstances, to pay a termination fee of $277.0 million or an expense reimbursement of $100.0 million to ICON and ICON US Holdings Inc., a Delaware corporation and wholly owned subsidiary of ICON (“US Holdco”).

Until the completion of the merger or the termination of the merger agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

After the date of the merger agreement and prior to the effective time, the merger agreement restricts us from taking specified actions without the consent of ICON (which consent may not be unreasonably withheld or delayed) and requires that our business be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the merger could be exacerbated by any delays in consummation of the merger or termination of the merger agreement.

In order to complete the transaction, we and ICON must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the transaction may be delayed, jeopardized or prevented and the anticipated benefits of the merger could be reduced.

No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to the completion of the transaction will be satisfied. Even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals. For example, these consents, orders and approvals may impose conditions on or require divestitures relating to ICON’s and our divisions, operations or assets or may impose requirements, limitations or costs or place restrictions on the conduct of ICON’s or our business, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an adverse event occurs with respect to us. Such extended period of time also may increase the chance that other adverse effects with respect to us could occur, such as the loss of key personnel. Even if all necessary approvals are obtained, no assurance can be given as to the terms, conditions and timing of such approvals.

The merger, including uncertainty regarding the merger, may cause customers, suppliers or strategic partners to delay or defer decisions, which could adversely affect our ability to effectively manage our business.

The merger will happen only if certain conditions are met including, among other conditions, the approval of the merger agreement proposal by the required vote of our stockholders and the approval of the issuance of ordinary shares by the required vote of ICON shareholders. Many of the conditions are outside the control of ICON and PRA, and both parties also have certain rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers, vendors, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the merger is ultimately completed.

The merger may cause difficulty in attracting, motivating and retaining employees.

Our current and prospective employees may experience uncertainty about their future role with the combined company until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, clinical, technical, business development, operational and customer-facing employees and other personnel prior to the merger. If we are unable to retain personnel, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger.

The merger agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with us.

The merger agreement contains “no shop” provisions that restrict our ability to, among other things, solicit, initiate, propose or knowingly facilitate or knowingly encourage the submission of any takeover proposal or the making of any proposal that would reasonably be expected to lead to a takeover proposal.

Furthermore, there are only limited exceptions to the requirement under the merger agreement that our board of directors withhold or withdraw (or modify, amend or qualify in a manner adverse to ICON or Merger Sub), or propose publicly to withhold or withdraw (or modify, amend or qualify in a manner adverse to ICON or Merger Sub), the our recommendation of the merger. Although our board of directors is permitted to effect a change of recommendation, after complying with certain procedures set forth in the merger agreement, in response to a takeover proposal if it determines in good faith that a failure to do so would be inconsistent with its fiduciary duties, its doing so would entitle ICON and US HoldCo to terminate the merger agreement and collect a termination fee from us in the amount of $277.0 million.

These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

We will incur significant transaction and merger-related costs in connection with the merger.

We have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs and expenses include fees paid to financial, legal and accounting advisors, systems consolidation costs, severance and other potential employment-related costs, including payments that may be made to certain of our executives, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the merger is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of the two companies’ businesses.

We may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the transaction from being completed.

Shareholder lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Lawsuits filed in connection with the merger against ICON, the Company, US HoldCo, Merger Sub and/or their respective directors and officers could prevent or delay the consummation of the merger, including through an injunction, and result in additional costs to us. The ultimate resolution of any lawsuits cannot be predicted, and an adverse ruling in any such lawsuit may cause the merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows. We cannot currently predict the outcome of or reasonably estimate the possible loss or range of loss from any lawsuits or claims.

As of the date of this filing, we are only aware of four shareholder lawsuits filed in connection with the merger, all of which have been filed in the Southern District of New York: Wang v. PRA Health Sciences, Inc., et al., Case No. 1:21-cv-02814 (S.D.N.Y.); Ciccotelli v. PRA Health Sciences, Inc., et al., Case No. 1:21-cv-02981 (S.D.N.Y.); Tambe v. PRA Health Sciences, Inc., et al., Case No. 1:21-cv-03189 (S.D.N.Y.); and Trovato v. PRA Health Sciences, Inc., et al., Case No. 1:21-cv-03324 (S.D.N.Y.). The complaints name as defendants, among others, both the Company and members of our board of directors and plead claims under the federal securities laws in connection with either the joint proxy statement/prospectus filed by ICON, alleging deficiencies in the disclosure contained in the joint proxy statement/prospectus related to financial projections we and ICON included and previous relationships of our financial advisors. One of the complaints also alleges that the director defendants breached their fiduciary duties of candor and disclosure in connection with these alleged disclosure deficiencies. Additional lawsuits may be filed in connection with the merger in the future.

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

No repurchases were made during the three months ended March 31, 2021. As of March 31, 2021, we have remaining authorization to repurchase up to $200.0 million of common stock under the Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of February 24, 2021, by and among ICON, US HoldCo, Indigo Merger Sub and PRA Health Sciences, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 24, 2021).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in inline XBRL (iXBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Consolidated Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and 2020, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Consolidated Condensed Financial Statements.

104*	Cover page from PRA Health Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted iXBRL and contained in Exhibit 101.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRA HEALTH SCIENCES, INC.

/s/ Michael J. Bonello
Michael J. Bonello
Executive Vice President and Chief Financial Officer
(Authorized Signatory)

Date: April 29, 2021